Form 10-Q
period 2008-06-30
Business Marketing Services Inc
filed 2008-08-11
CIK 1438138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________

FORM 10-Q
___________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

BUSINESS MARKETING SERVICES, INC.
(Exact name of registrant as specified in the Charter)

DELAWARE	333-152017
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

701 Fifth Ave 42nd Fl.
Seattle, WA 98104
 (Address of Principal Executive Offices)
___________________________

(206) 262-7336
 (Issuer Telephone number)
___________________________

 (Former Name or Former Address if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.

Yes ☒        No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☐       No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of  August 11, 2008:  15,000,000 shares of common stock.

BUSINESS MARKETING SERVICES, INC
FORM 10-Q

June 30, 2008

PART 1 - FINANCIAL INFORMATION

Item 1.                      Financial Statements

BUSINESS MARKETING SERVICES, INC.
(a development stage company)
BALANCE SHEET
As of June 30, 2008 and December 31, 2007

ASSETS

CURRENT ASSETS	6/30/2008	12/31/2007

Cash	$26,107	$-

Total Current Assets	26,107	-

TOTAL ASSETS	$26,107	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accrued Expenses	$1,000	$1,750

Total Current Liabilities	1,000	1,750

TOTAL LIABILITIES	1,000	1,750

STOCKHOLDERS' EQUITY

Preferred Stock - Par value $0.0001;
Authorized: 50,000,000
None issues and outstanding	-	-

Common Stock - Par value $0.0001;
Authorized: 200,000,000
Issued and Outstanding: 19,200,000 and 15,000,000	1,920	1,500

Additional Paid-In Capital	42,580	-
Accumulated Deficit	(19,393)	(3,250)

Total Stockholders' Equity (Deficit)	25,107	(1,750)

TOTAL LIABILITIES AND EQUITY	$26,107	$-

The accompanying notes are an integral part of the financial statements.

BUSINESS MARKETING SERVICES, INC.
(a development stage company)
STATEMENT OF OPERATIONS
For the three and six months ended June 30, 2008 and
from inception (December 7, 2007) through June 30, 2008

	3 MONTHS	6 MONTHS	FROM
	ENDING	ENDING	INCEPTION
	6/30/2008	6/30/2008	TO 06/30/08

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	15,569	16,143	19,393

NET INCOME (LOSS)	(15,569)	(16,143)	(19,393)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(3,824)	(3,250)	-

ACCUMULATED DEFICIT, ENDING BALANCE	$(19,393)	$(19,393)	$(19,393)

Earnings (loss) per share		$(0.00)	$(0.00)

Weighted average number of common shares		17,100,000	16,846,377

The accompanying notes are an integral part of the financial statements.

BUSINESS MARKETING SERVICES, INC.
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
From inception (December 7, 2007) through June 30, 2008

		COMMON	PAID-IN	ACCUM.	TOTAL
	SHARES	STOCK	CAPITAL	DEFICIT	EQUITY

Stock issued on acceptance	15,000,000	$1,500	$-	$-	$1,500
of incorporation expenses
December 7, 2007

Net Income (Loss)				(3,250)	(3,250)

Total, December 31, 2007	15,000,000	1,500	-	(3,250)	(1,750)

Capital Contribution			1,000	-	1,000

Stock subscribed in March
2008 at $0.01 per share
on private placement	4,200,000	420	41580	-	42,000

Net Income (Loss)				(16,143)	(16,143)

Total, June 30, 2008	19,200,000	$1,920	$42,580	$(19,393)	$25,107

The accompanying notes are an integral part of the financial statements.

BUSINESS MARKETING SERVICES, INC.
(a development stage company)
STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2008 and
from inception (December 7, 2007) through June 30, 2008

	6 MONTHS	FROM
	ENDING	INCEPTION
CASH FLOWS FROM OPERATING ACTIVITIES	6/30/2008	TO 06/30/08

Net income (loss)	$(16,143)	$(19,393)

Stock issued as compensation	-	1,500
Increase (Decrease) in Accrued Expenses	(750)	1,000

Total adjustments to net income	(750)	2,500

Net cash provided by (used in) operating activities	(16,893)	(16,893)

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-

Net cash flows provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Contribution of Capital	1,000	1,000
Proceeds from stock issuance	42,000	42,000

Net cash flows provided by (used in) financing activities	43,000	43,000

CASH RECONCILIATION

Net increase (decrease) in cash	26,107	26,107
Cash - beginning balance	-	-

CASH BALANCE - END OF PERIOD	$26,107	$26,107

The accompanying notes are an integral part of the financial statements.

Business Marketing Services, Inc.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS

1.   Summary of significant accounting policies:

Industry:

Business Marketing Services, Inc. (the Company), was incorporated in the state of Delaware as of December 7, 2007. Business Marketing Services’ plan of business is to publish and distribute 13 month calendars that will be marketed to businesses of all industries to hand out to their customer’s as a promotional tool and to publish and distribute industry and profession specific wall planners.

The Company has adopted its fiscal year end to be December 31.

Results of Operations and Ongoing Entity:

The Company is considered to be an ongoing entity for accounting purposes; however, there is substantial doubt as to the Company's ability to continue as a going concern. The Company's shareholders fund any shortfalls in the Company's cash-flow on a day to day basis during the time period that the Company is in the development stage.

Liquidity and Capital Resources:

In addition to the stockholder funding capital short-falls, the Company anticipates interested investors that intend to fund the Company's growth.

Cash and Cash Equivalents:

The Company considers cash on hand and amounts on deposit with financial institutions which have original maturities of three months or less to be cash and cash equivalents.

Basis of Accounting:

The Company's financial statements are prepared in accordance with U.S. generally accepted accounting principles.

Income Taxes:

The Company utilizes the asset and liability method to measure and record deferred income tax assets and liabilities. Deferred tax assets and liabilities reflect the future income tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that apply to taxable income in the years which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when in the opinion of management; it is more likely than not that some portion or all of the deferred tax assets will not be realized. At this time, the Company has set up an allowance for deferred taxes as there is no company history to indicate the usage of deferred tax assets and liabilities.

Fair Value of Financial Instruments:

The Company's financial instruments may include cash and cash equivalents, short-term investments, accounts receivable, accounts payable and liabilities to banks and shareholders. The carrying amount of long-term debt to banks approximates fair value based on interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities.  The carrying amounts of other financial instruments approximate their fair value because of short-term maturities.

Business Marketing Services, Inc.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS

Concentrations of Credit Risk:

Financial instruments which potentially expose The Company to concentrations of credit risk consist principally of operating demand deposit accounts. The Company's policy is to place its operating demand deposit accounts with high credit quality financial institutions. At this time The Company has no deposits that are at risk.

2.   Related Party Transactions and Going Concern:

The Company's financial statements have been presented on the basis that it is a going concern in the development stage, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At this time The Company has not identified the business that it wishes to engage in.

The Company's shareholder funds The Company's activities while The Company takes steps to locate and negotiate with a business entity for combination; however, there can be no assurance these activities will be successful.

3.   Accounts Receivable and Customer Deposits:

Accounts receivable and Customer deposits do not exist at this time and therefore have no allowances accounted for or disclosures made.

4.   Use of Estimates:

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenue and expenses. Management has no reason to make estimates at this time.

5.   Revenue and Cost Recognition:

The Company uses the accrual basis of accounting in accordance with generally accepted accounting principles for financial statement reporting.

6.   Accrued Expenses:

Accrued expenses consist of accrued legal, accounting and office costs during this stage of the business.

7.   Operating Lease Agreements:

The Company has no agreements at this time.

8.   Stockholder's Equity:

Preferred stock includes 50,000,000 shares authorized at a par value of $0.0001, of which none are issued or outstanding.

Common Stock includes 200,000,000 shares authorized at a par value of $0.0001, of which 15,000,000 have been issued for the amount of $1,500 on December 07, 2007 in acceptance of the incorporation expenses for the Company.

Business Marketing Services, Inc.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS

During March 2008, the Company undertook a Section 4(2) registration under the Securities Act of 1933 to raise $42,000 in the issuance of 4,200,000 shares of common stock at $0.01 per share. The Company’s management considers this offering to be exempt under the Securities Act of 1933.

9.   Required Cash Flow Disclosure for Interest and Taxes Paid:

The company has paid no amounts for federal income taxes and interest. The Company issued 100,000 common shares of stock to its sole shareholder in acceptance of the incorporation expenses for the Company.

10.  Earnings Per Share:

Basic earnings per share ("EPS") is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period as required by the Financial Accounting Standards Board (FASB) under Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Shares". Diluted EPS reflects the potential dilution of securities that could share in the earnings.

11.  Income Taxes:

The Company has available net operating loss carry-forwards for financial statement and federal income tax purposes. These loss carry-forwards expire if not used within 20 years from the year generated. The Company's management has decided a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used.  These net operating losses expire as the following: $3,250 at 2027 and $16,143 at 2028.
 The Company has available net operating loss carry-forwards for financial statement and federal income tax purposes. These loss carry-forwards expire if not used within 20 years from the year generated. The Company's management has decided a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used. The Company's management determines if a valuation allowance is necessary to reduce any tax benefits when the available benefits are more likely than not to expire before they can be used.  The tax based net operating losses create tax benefits in the amount of $2,908 from inception through June 30, 2008.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of June 30, 2008 are as follows:

Deferred tax assets:
Federal net operating loss	$2,908

Total Deferred Tax Asset	2,908

Less valuation allowance	(2,908)
0

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	15.0%

Increase in valuation allowance	(15.0%)

Effective income tax rate	0.0%

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to future events or our future performance. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this prospectus. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

Plan of Operation

We need to raise additional capital in order to meet our “year one” projections. We have $26,107 cash on hand but expect to need a minimum of $ 111,700 in the first six months of operations in order to design, produce and print the two batches of 5,000 calendars, hire a sales person, create a website and list the company on the OTCBB Exchange. The $111,700 is based on the company producing no revenues until November of 2008.

We are unsure if we will be able to raise the additional $69,100 that we will need in order to fulfill our “year one” projections. If we are unable to raise the capital in time to meet the deadline for the 2009 calendar year we intend to focus on raising the necessary funds to produce a calendar for the 2010 calendar year.

Our plan is to sell enough advertising space by October 15, 2008 to meet the deadline to complete the design, publishing and distribution of 9,000 wall planners. The 9,000 will consist of 3,000 that are golf industry specific, 3,000 that are wedding industry specific and 3,000 that are automobile industry specific. The cost to produce each batch of 3,000 wall planners is $5,500. The wall planners will only be ordered when enough advertising space is sold. The cost to ship the wall planners is $2,628.

Revenues/Expenditures

The following is a summary of the expected revenue and costs resulting from the production of 5,000 13 month “nature themed” wall calendars. The calendars will be initially printed with a blank space at the bottom and has to be re-printed with a customer’s name and information on it. The company initially plans on marketing two different calendars of 5,000 each.

Revenue:
Per calendar cost to customer (minimum order of 300): $5.50 each X 5,000 = $27,500
Expenditures:
Commission to sales person: $4,125
Cost to produce the photos: $13,000
Graphic design and printing for each batch of 5,000: $13,000
Packaging and shipping: $0
General administrative expenses: $500
Total: $30,625
Gross Profit in year one: - $3,125
Gross Profit in year two: $9,875

The following is a summary of the expected revenue and costs resulting from the production of an industry specific run of 3,000 wall planners. The company initially plans on marketing three different wall planners of 3,000 each.

Revenue:
18 Advertising Spaces ($2,000 each): $36,000
Feature Ad ($10,000)
Total: $46,000

Expenditures:
Commission to sales person: $6,900 (15% of sales)
Graphic design and printing: $5,500
Packaging and shipping: $2,628
General administrative expenses: $500
Total: $15,528

Total “Year One” Projected Revenue and Expenditures:
Commission to sales person: $28,950
Salary to sales person: $12,000
Photography and models: $23,400
Graphic design and printing: $42,500
Packaging and shipping: $7,884
General administrative expenses: $5,000
Website creation and one year of hosting: $5,000
Office rent (12 months): $2,580
Miscellaneous: $2,000
Accounting: $7,000
Legal: $25,000
Total projected expenditures: $161,314
Total projected revenue: $193,000

Total estimated gross profit in “year one” if all the advertising on the wall planners and all 10,000 calendars are sold: $31,686.The company’s first year profits are impacted by “one time” costs such as the cost to take the company public and the costs associated with acquiring the photos for the calendars. The photos for the calendars will be re-used in subsequent years at no additional cost to the company.

Results of Operations

For the period from inception through June 30, 2008, we had no revenue. Expenses for the period totaled $15,569 resulting in a net loss of $15,569.

Liquidity and Capital Resources

As of June 30, 2008 we had $26,107 in cash.

While we are attempting to commence operations and produce revenues, our cash position may not be significant enough to support our daily operations. Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While we believe in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

The Company and or shareholders will supervise the search for target companies as potential candidates for a business combination. The Company and or shareholder may pay as their own expenses any costs incurred in supervising the search for a target company. The Company and or shareholders may enter into agreements with other consultants to assist in locating a target company and may share stock received by it or cash resulting from the sale of its securities with such other consultants.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”),of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There have been no changes in the Company's internal control over financial reporting during the latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not aware of any litigation pending or threatened by or against the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports of Form 8-K.

(a)           Exhibits

31.1         Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1         Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

31.1         Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1         Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)           Reports of Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUSINESS MARKETING SERVICES, INC.

Date: August 11, 2008	By:	/s/ Doug Black
Dough Black
Chairman of the Board of Directors, Chief Executive Officer, Chief Financial Officer, Controller, Principal Accounting Officer