Form 10-Q/A
period 2008-06-30
Business Marketing Services Inc
filed 2008-10-27
CIK 1438138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________

AMENDMENT NO. 1 TO FORM 10-Q
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
Yes  ☒        No   ☐

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

BUSINESS MARKETING SERVICES, INC.

Date: October 27 , 2008	By:	/s/ Doug Black
Doug Black
Chairman of the Board of Directors, Chief Executive Officer, Chief Financial Officer, Controller, Principal Accounting Officer