Form 10-Q
period 2008-09-30
Business Marketing Services Inc
filed 2008-11-14
CIK 1438138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________

FORM 10-Q
_______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Yes ☒       No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of  November  14, 2008: 15,000,000 shares of common stock.

BUSINESS MARKETING SERVICES, INC
FORM 10-Q

September 30, 2008

TABLE OF CONTENTS

PART I— FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Controls and Procedures

PART II— OTHER INFORMATION

Item 1.	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURES

PART 1 - FINANCIAL INFORMATION

BUSINESS MARKETING SERVICES, INC.
(a development stage company)
BALANCE SHEET
As of September 30, 2008 and December 31, 2007

ASSETS

CURRENT ASSETS	9/30/2008	12/31/2007

Cash	$14,079	$-

Total Current Assets	14,079	-

TOTAL ASSETS	$14,079	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accrued Expenses	$750	$1,750

Total Current Liabilities	750	1,750

TOTAL LIABILITIES	750	1,750

STOCKHOLDERS' EQUITY

Preferred Stock - Par value $0.0001;
Authorized: 50,000,000
None issues and outstanding	-	-

Common Stock - Par value $0.0001;
Authorized: 200,000,000
Issued and Outstanding: 19,200,000 and 15,000,000	1,920	1,500

Additional Paid-In Capital	42,580	-
Accumulated Deficit	(31,171)	(3,250)

Total Stockholders' Equity (Deficit)	13,329	(1,750)

TOTAL LIABILITIES AND EQUITY	$14,079	$-

The accompanying notes are an integral part of these financial statements.

BUSINESS MARKETING SERVICES, INC.
(a development stage company)
STATEMENT OF OPERATIONS
For the three and nine months ended September 30, 2008 and
from inception (December 7, 2007) through September 30, 2008

	3 MONTHS	9 MONTHS	FROM
	ENDING	ENDING	INCEPTION
	9/30/2008	9/30/2008	TO 09/30/08

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	11,778	27,921	31,171

NET INCOME (LOSS)	(11,778)	(27,921)	(31,171)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(19,393)	(3,250)	-

ACCUMULATED DEFICIT, ENDING BALANCE	$(31,171)	$(31,171)	$(31,171)

Earnings (loss) per share		$(0.002)	$(0.002)

Weighted average number of common shares		17,805,109	17,570,569

The accompanying notes are an integral part of these financial statements.

BUSINESS MARKETING SERVICES, INC.
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
From inception (December 7, 2007) through September 30, 2008

		COMMON	PAID-IN	ACCUM.	TOTAL
	SHARES	STOCK	CAPITAL	DEFICIT	EQUITY

Stock issued on acceptance	15,000,000	$1,500	$-	$-	$1,500
of incorporation expenses
December 7, 2007

Net Income (Loss)				(3,250)	(3,250)

Total, December 31, 2007	15,000,000	1,500	-	(3,250)	(1,750)

Capital Contribution			1,000	-	1,000

Stock issued for cash during March
2008 at $0.01 per share
on private placement	4,200,000	420	41580	-	42,000

Net Income (Loss)				(27,921)	(27,921)

Total, September 30, 2008	19,200,000	$1,920	$42,580	$(31,171)	$13,329

The accompanying notes are an integral part of these financial statements.

BUSINESS MARKETING SERVICES, INC.
(a development stage company)
STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2008 and
from inception (December 7, 2007) through September 30, 2008

	9 MONTHS	FROM
	ENDING	INCEPTION
CASH FLOWS FROM OPERATING ACTIVITIES	9/30/2008	TO 09/30/08

Net income (loss)	$(27,921)	$(31,171)

Stock issued as compensation	-	1,500
Increase (Decrease) in Accrued Expenses	(1,000)	750

Total adjustments to net income	(1,000)	2,250

Net cash provided by (used in) operating activities	(28,921)	(28,921)

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-

Net cash flows provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Contribution of Capital	1,000	1,000
Proceeds from stock issuance	42,000	42,000

Net cash flows provided by (used in) financing activities	43,000	43,000

CASH RECONCILIATION

Net increase (decrease) in cash	14,079	14,079
Cash - beginning balance	-	-

CASH BALANCE - END OF PERIOD	$14,079	$14,079

The accompanying notes are an integral part of these financial statements.

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

11.  Income Taxes:

The Company has available net operating loss carry-forwards for financial statement and federal income tax purposes. These loss carry-forwards expire if not used within 20 years from the year generated. The Company's management has decided a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used.  These net operating losses expire as the following: $3,250 at 2027 and $27,921 at 2028.
 The Company has available net operating loss carry-forwards for financial statement and federal income tax purposes. These loss carry-forwards expire if not used within 20 years from the year generated. The Company's management has decided a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used.
The Company's management determines if a valuation allowance is necessary to reduce any tax benefits when the available benefits are more likely than not to expire before they can be used.  The tax based net operating losses create tax benefits in the amount of $6,338 from inception through September 30, 2008.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of September 30, 2008 are as follows:

Deferred tax assets:
Federal net operating loss	$4,754
State net operating loss	1,584

Total Deferred Tax Asset	6,338
Less valuation allowance	(6,338)
0

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	15.0%
State tax, net of federal benefit	5.0%
Increase in valuation allowance	(20.0%)

Effective income tax rate	0.0%

Business Marketing Services, Inc.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS

12.  Controls and Procedures:

a)	Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

b)	Changes in internal controls.

Our Certifying Officer has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

13.  Subsequent Events:

None known at this time.

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

Plan of Operation

We need to raise additional capital in order to meet our “year one” projections. We have $14,079 cash on hand but expect to need a minimum of $111,700 in the first six months of operations in order to design, produce and print the two batches of 5,000 calendars, hire a sales person, create a website and list the company on the OTCBB Exchange. The $111,700 is based on the company producing no revenues until at least the first quarter of 2009.

We are unsure if we will be able to raise the additional fundsthat we will need in order to fulfill our “year one” projections. If we are unable to raise the capital in time to meet the deadline for the 2009 calendar year we intend to focus on raising the necessary funds to produce a calendar for the 2010 calendar year.

Our plan was to sell enough advertising space by October 15, 2008 to meet the deadline to complete the design, publishing and distribution of 9,000 wall planners. The 9,000 will consist of 3,000 that are golf industry specific, 3,000 that are wedding industry specific and 3,000 that are automobile industry specific. The cost to produce each batch of 3,000 wall planners is $5,500. The wall planners will only be ordered when enough advertising space is sold. The cost to ship the wall planners is $2,628.  However to date we were unable to meet such deadline and therefore our new goal is to sell such advertising space by the end of the year.
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

Results of Operations

For the period from inception through September 30, 2008, we had no revenue. Expenses for the period totaled $ 11,778 resulting in a net loss of $11,778.

Liquidity and Capital Resources

As of September 30, 2008 we had $ 14,079 in cash.

While we are attempting to commence operations and produce revenues, our cash position may not be significant enough to support our daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for us to continue as a going concern. While we believe in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. Our ability to continue as a going concern is dependent upon our ability to further implement its business plan and generate revenues.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

a)   Evaluation of Disclosure Controls. Doug Black, our Chief Executive Officer and Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our third fiscal quarter 2008 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluations, Doug Black concluded that our disclosure controls and procedures were effective as of September 30, 2008.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions

(b)   Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management team will continue to evaluate our internal control over financial reporting in 2008 as we implement our Sarbanes Oxley Act testing.

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

BUSINESS MARKETING SERVICES, INC.

Date: November 14, 2008	By:	/s/ Doug Black
Doug Black
Chairman of the Board of Directors, Chief Executive Officer, Chief Financial Officer, Controller, Principal Accounting Officer