Form 10-K
period 2008-12-31
Business Marketing Services Inc
filed 2009-03-31
CIK 1438138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.  333-152017

BUSINESS MARKETING SERVICES, INC.
(Exact name of issuer as specified in its charter)

Delaware	80-0154787
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

701 Fifth Ave 42nd Fl. Seattle, WA	98104
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (206) 262-7336

Securities registered under Section 12(b) of the Exchange Act:	None.

Securities registered under Section 12(g) of the Exchange Act:	Common stock, par value $0.0001 per share.
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.        Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒   No ☐

There is no public trading market for the Company currently.

As of March 30, 2009, the registrant had 19,200,000 shares issued and outstanding, respectively.

Documents Incorporated by Reference:
None.

PART I

ITEM 1.         DESCRIPTION OF BUSINESS.

General

Business Marketing Services, Inc. (“BMSI”) plan of business is to publish and distribute 13 month calendars that will be marketed to businesses of all industries to hand out to their customer’s as a promotional tool and to publish and distribute industry and profession specific wall planners. BMSI would someday like to operate nationwide but is planning on initially implementing its business plan in Wenatchee and greater Seattle in the State of Washington.

Calendars:

We initially plan to print 5,000 calendars with pictures of a nature theme and 5,000 calendars with women posing in a bikini or lingerie as a second theme. Each picture will be unique and be copyrighted for use on BMSI calendars only. Our goal is to have a calendar ready for the 2009 calendar year. We will then print the name, address, logo, etc. of each customer on the front of every calendar that they order for a fee that will be viewed on all months of the year by their customers.

We believe that there is a large sector of businesses that would still like to see what some consider politically in-correct calendars that feature scantily clad women models. Businesses that cater primarily to male customers will be our primary focus for these calendars. The past decade has seen calendars of this nature disappear from circulation.  We plan to have 5,000 calendars with the pictures of thirteen women (one for each of the thirteen months) and 5,000 with thirteen nature themed pictures ready by October 15, 2008 in time for the 2009 calendar season. We plan to order 10,000 calendars in total. The calendars will then be sold and re-printed with the customers name and information on the bottom of each calendar. We have confirmed that the re-printing of the calendar with its customer’s information at the bottom can be done within seven working days and shipped to the customer within 48 hrs.

We have obtained many quotes from professional photographers. The rate would be $300.00 per photo shoot. The photographer would agree to sign a release that would allow BMSI the right to use the images for a commercial purpose. We have secured six of the models that we intend to use. The cost per photo shoot with the right to publish the images is $500 per model. The average cost to produce the photo for every month of the calendar is $800 so the entire year would cost approximately $10,400 for the photos for the woman themed calendar in year one. The photos will be re-used by BMSI in “year two” so the cost for the photos applies to year one only.

The photos for the nature themes have been sourced out by either location or by view of ones that can be purchased for commercial use. The cost range is $900 to $1,200 for the nature theme scenes that have been chosen as preferred locations and $1,500 to $5,000 for exclusive rights of previously taken photos. We have budgeted $13,000 for the photos for its nature themed calendars. The photos will be re-used in “year two” so the cost for the photos applies to year one only.

Wall Planners:

In addition we plan to engage in the publication and distribution of industry and profession specific wall planners. Each wall planner will measure approximately 24 x 36 inches and will contain a 13-month calendar that includes industry specific key dates and events. For each calendar, we will sell advertising space located around the perimeter of the wall planner to businesses and professionals that wish to market their products or services to the specific industry for which the wall planner is made. In addition, each wall planner has one primary sponsor that receives prominent advertising space at the top of the wall planner and is allowed to place its logo in the middle of the calendar.

We plan to initially print 3,000 wall planners for each industry group that we target and distribute them to members of the targeted industry or profession free of charge. We will generate revenue solely through the sale of advertising space on the wall planners. In our first year we would like to target the following three industries for our wall calendar: the golf industry, wedding industry and automobile industry. We are encouraged by the response that we have generated to date and intend to commence selling advertising space in the month of July 2008 for the 2009 calendar year. These wall planners will be produced upon our sale of all the available advertising space.

We will mail wall planners to members of the targeted industry or profession free of charge and on an unsolicited basis. We will obtain lists of appropriate recipients from the phone book, internet, professional lists and national statistical agencies. We will contact various professional agencies and organizations to obtain professional lists also. We will not incur any costs in producing a wall planner until all of the advertising space is sold. In this way, we ensure that the revenue generated from the production of each wall planner will be greater than our cost to produce it.

We have a vision to expand to all over America servicing every industry. If the wall planner and calendar turn out to be a successful way for the company’s customers to reach their potential customers they may re-order on an annual basis. The company intends to send out special offers to previous customers in advance to encourage them to re-order for the following year.

Advertising and Sales Strategy:

We have been gathering lists of potential advertisers for our wall planners and customers for its first calendars. If enough capital is available the company will immediately initiate its sales strategy of contacting everyone on the list and will hire a salesperson for the greater Seattle area.

We plan to generate revenue solely through the sale of advertising space on our wall planners and from the sale of our calendars.  The amount of advertising revenue that we generate is directly proportional to the number of wall planners and calendars we produce and the number of advertising spaces we sell.

We have no specific contracts with any advertisers. Each time we decide to create an additional wall planner, we need to find advertisers that are targeting the industry or professional group that will receive the planners. Some advertisers may advertise on successive wall planners or specific planners reproduced in subsequent years, while others will limit their advertising to specific target groups on a one-time basis. The same is said for customers that purchase our calendars.

We may enter into advertising agreements with our advertisers in order to secure long-term commitments. It is anticipated that advertisers would receive a discount from our standard rates if they committed to placing multiple or repeated advertisements or calendar orders. While this would reduce the amount of revenue we would generate, it might allow us to produce more wall planners in a shorter time frame since we would not have to secure as many additional advertisers for each wall planner.

Competition:

Our main competitors are other businesses producing and distributing planners, calendars, trade publications, magazines and newspapers.

Wall Planners

Although there are many publishing companies in greater Seattle we are not aware of any companies producing industry specific wall planners. From time to time, non-profit and charitable organizations in various American cities sell advertising space in connection with the sale and distribution of wall planners, calendars, appointment diaries and similar products for fundraising purposes. Due to the limited production of such planners, we do not consider such endeavors as a threat to our business success.

While many office supply stores sell wall and desk planners to consumers, very few of these contain substantial third party advertisements. As well, this is unlikely to affect our business since we distribute wall planners for free.

Our chief competitive threat is other publishing companies entering the industry-specific wall planner market. There are no barriers that would prevent another company from adopting our business plan and competing with us in various cities. However, due to the number of cities in America that would be appropriate markets for wall planner distribution, we do not expect that such competition will prevent us from accomplishing our business objectives.

Trade Publications and Magazines

The chief competitive advantage that trade publications and magazines have compared to our wall planner advertising is that they are an established form of marketing with which advertisers are comfortable. The name recognition of many of these publications, and their association with a particular industry or profession, is also a contributing factor. However, many recipients of trade publications and industry specific magazines often do not read them in detail. Even if they do, most magazines are discarded after one or several readings. As well, not every page of the magazine is read. Up to 50% of the space in these magazines is reserved for advertisements creating clusters of advertisers' messages. This reduces the frequency and the likelihood of exposure for an individual advertiser's message. Due to these facts, the target audience of an advertisement may not be exposed to an advertisement for very long, if at all.

Because our wall planners are designed as a useful office item to be affixed to a wall and contain a calendar, it would be more likely that our advertisements would be viewed by the professional targeted, as well as his or her clients, over the course of 13 months. Advertisements would likely be in plain view in an office or place of business at all times, as opposed to being hidden inside a magazine. However, we have not conducted any research to determine how many recipients of our wall planners actually use them. We plan to undertake such research once we produce and distribute a minimum of 9,000 planners. This would give us an adequate number from which to gather statistically accurate data.

Newspapers

In our main target area of greater Seattle, our main competitors will be the city's two daily newspapers: the Seattle Times and the Seattle Post-Intelligencer.  We anticipate that we will be able to overcome competition from local newspapers because our advertising targets specific industry and professional groups and is comparatively inexpensive. However, for the advertiser attempting to reach the general consumer population, local newspaper advertisements may provide them with greater exposure.

Calendars

There are many companies that create similar nature themed calendars for re-printing with their customers name and or an advertisement on the bottom but we cannot find any companies in the State of Washington that are printing calendars with sexy woman themes. The company believes after lots of research that there is a large market for calendars with this theme.

In addition, we may face competition based on price. If our competitors lower advertising rates as they relate to their publications, then it may not be possible for us to sell advertising space on our wall planners or calendars at economically viable prices. Increased competition could result in:

     -    Lower than projected advertising fees from our wall planners or calendars;
     -    Lower profit margins on our wall planner or calendar production; and
     -    Our inability to produce additional wall planners or calendars in a timely fashion if needed as we do not print our wall planners until all advertising space is sold in advance.

Any one of these results could adversely affect our business, financial condition and results of operations. In addition, our competitors may develop competing products and services that achieve greater market acceptance. It is also possible that new competitors may emerge and acquire significant market share. Our inability to achieve sales and revenue due to competition will have an adverse effect on our business, financial condition and results of operations.

Our ability to achieve and maintain profitability will be affected by our ability to control our costs. We expect to hire printers on an independent contractor basis and salespersons on a salary plus commission basis, we expect to incur most costs only after we have sold enough advertising space to publish a specific wall planner. Calendars will be ordered in batches of 5,000. In the first year of business, we expect that any profit we realize from our operations will be spent on legal fees, marketing fees, salaries, printing costs, shipping costs, administrative costs etc.

The company’s President has conducted research concerning the advertising market in the State of Washington focusing on the greater Wenatchee and Seattle areas. The research, he discovered was that local advertisers typically rely on magazines, trade publications and daily newspapers to specifically target particular professions and business sectors. However, the recipients of trade publications and industry specific magazines often do not read them in detail. As well, such publications are often disposed of shortly after receipt. As a result, such a recipient may not be exposed to an advertisement for very long, if at all. In response to this, BMSI is focusing on the concept of publishing and distributing wall planners and calendars that would allow advertisers to target specific local industries. Because the wall planners and calendars were designed to be useful items to be affixed to an office wall and would contain a 13-month calendar, it would be more likely that the advertisements printed on the wall planner would be viewed by the professional targeted, as well as his or her clients and visitors, over the course of a year.

We intend to expand our wall planner and calendar production and distribution business in Washington State by targeting additional professional and industry groups in the future. The company has a vision to expand to all over America servicing every industry. If the wall planner and calendar turn out to be a successful way for the company’s customers to reach their potential customers they may re-order on an annual basis. The company intends to send out special offers to previous customers in advance to encourage them to re-order for the following year.

Government Regulation:
We do not expect any governmental regulations to have an impact on our planned business operations. Existing laws with which we must comply cover issues that include:

        -      State taxes;
        -      Pricing controls;
        -      Libel and defamation; and
        -      Copyright, trademark and patent infringement.

New laws may impact our ability to market our products in the future. However, we are not aware of any pending laws or regulations that would have an impact on our business.

ITEM 2.         DESCRIPTION OF PROPERTY.

Our business office is located at 701 Fifth Ave 42nd Fl. Seattle, WA 98104.  The company has leased a shared office space at: 701 Fifth Ave 42nd Fl. Seattle, Washington for a fee of $2,580 for one year. Mr. Black intends to mainly use his home office in Wenatchee, as the company’s base of operations which he will not charge the company rent at this time.

ITEM 3.         LEGAL PROCEEDINGS.

To the best of our knowledge, there are no known or pending litigation proceedings against us..

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.         MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

There is presently no public market for our shares of common stock. We anticipate applying for trading of our common stock on the Over the Counter Bulletin Board upon the effectiveness of the registration statement of which this prospectus forms apart. However, we can provide no assurance that our shares of common stock will be traded on the Bulletin Board or, if traded, that a public market will materialize.

Holders

As of March 30, 2009 in accordance with our transfer agent records, we had 43 record holders of our Common Stock.

Dividends

To date, we have not declared or paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock, when issued pursuant to this offering. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Stock Option Grants

To date, we have not granted any stock options.

ITEM 6.         SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

Plan of Operation

We need to raise additional capital in order to meet our “year one” projections. We have $10,448 cash on hand but expect to need a minimum of $111,700 in the first six months of operations in order to design, produce and print the two batches of 5,000 calendars, hire a sales person, create a website and list the company on the OTCBB Exchange. The $111,700 is based on the company producing no revenues until at least the first quarter of 2009.

We are unsure if we will be able to raise the additional funds that we will need in order to fulfill our “year one” projections. If we are unable to raise the capital in time to meet the deadline for the 2009 calendar year we intend to focus on raising the necessary funds to produce a calendar for the 2010 calendar year.

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

Results of Operations

For the period from inception through December 31, 2008, we had no revenue. Expenses for the year totaled $ 32,552 resulting in a net loss of $32,552.

Liquidity and Capital Resources

As of December 31, 2008 we had 10,448 in cash.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable because we are a smaller reporting company.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Business Marketing Services, Inc.
(a development stage company)

FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2008

Business Marketing Services, Inc.
(a development stage company)
Financial Statements Table of Contents

Report of Independent Registered Public Accounting Firm

To the Board of Director and shareholders

We have audited the accompanying balance sheet of Business Marketing Services, Inc. as of December 31, 2008 and 2007 and the related statement of operations, stockholders’ equity, and cash flows for the twelve months ended December 31, 2008 and 25 days ending December 31, 2007 and from inception (December 7, 2007) through the year then ended December 31, 2008. These financial statements are the responsibility of company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of The Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Business Marketing Services, Inc. at December 31, 2008 and 2007 and the results of its operations and its cash flows for the twelve months ended December 31, 2008 and 25 days ending December 31, 2007 and from inception (December 7, 2007) through December 31, 2008 in conformity with U.S. Generally Accepted Accounting Principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Gately & Associates, L.L.C.
Lake Mary, FL
March 31, 2009

BUSINESS MARKETING SERVICES, INC.
(a development stage company)
BALANCE SHEET
As of December 31, 2008 and 2007

ASSETS

CURRENT ASSETS	12/31/2008	12/31/2007

Cash	$10,448	$-

Total Current Assets	10,448	-

TOTAL ASSETS	$10,448	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accrued Expenses	$1,750	$1,750

Total Current Liabilities	1,750	1,750

TOTAL LIABILITIES	1,750	1,750

STOCKHOLDERS' EQUITY

Preferred Stock - Par value $0.0001;
Authorized: 50,000,000
None issues and outstanding	-	-

Common Stock - Par value $0.0001;
Authorized: 200,000,000
Issued and Outstanding: 19,200,000 and 15,000,000	1,920	1,500

Additional Paid-In Capital	42,580	-
Accumulated Deficit	(35,802)	(3,250)

Total Stockholders' Equity (Deficit)	8,698	(1,750)

TOTAL LIABILITIES AND EQUITY	$10,448	$-

The accompanying notes are an integral part of these financial statements.

BUSINESS MARKETING SERVICES, INC.
(a development stage company)
STATEMENT OF OPERATIONS
For the twelve months ended December 31, 2008 and 25 days ended December 31, 2007, and from inception (December 7, 2007) through December 31, 2008

	12 MONTHS	25 DAYS	FROM
	ENDING	ENDING	INCEPTION
	12/31/2008	12/31/2007	TO 12/31/08

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	32,552	3,250	35,802

NET INCOME (LOSS)	(32,552)	(3,250)	(35,802)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(3,250)	-	-

ACCUMULATED DEFICIT, ENDING BALANCE	$(35,802)	$(3,250)	$(35,802)

Earnings (loss) per share	$(0.0018)	$(0.0002)	$(0.0020)

Weighted average number of common shares	18,155,738	15,000,000	17,953,964

The accompanying notes are an integral part of these financial statements.

BUSINESS MARKETING SERVICES, INC.
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
From inception (December 7, 2007) through December 31, 2008

		COMMON	PAID-IN	ACCUM.	TOTAL
	SHARES	STOCK	CAPITAL	DEFICIT	EQUITY

Stock issued on acceptance	15,000,000	$1,500	$-	$-	$1,500
of incorporation expenses
December 7, 2007

Net Income (Loss)				(3,250)	(3,250)

Total, December 31, 2007	15,000,000	1,500	-	(3,250)	(1,750)

Capital Contribution			1,000	-	1,000

Stock subscribed in March
2008 at $0.01 per share
on private placement	4,200,000	420	41580	-	42,000

Net Income (Loss)				(32,552)	(32,552)

Total, December 31, 2008	19,200,000	$1,920	$42,580	$(35,802)	$8,698

The accompanying notes are an integral part of these financial statements.

BUSINESS MARKETING SERVICES, INC.
(a development stage company)
STATEMENTS OF CASH FLOWS
For the twelve months ended December 31, 2008 and 25 days ended December 31, 2007, and from inception (December 7, 2007) through December 31, 2008

	12 MONTHS	25 DAYS	FROM
	ENDING	ENDING	INCEPTION
CASH FLOWS FROM OPERATING ACTIVITIES	12/31/2008	12/31/2007	TO 12/31/08

Net income (loss)	$(32,552)	$(3,250)	$(35,802)

Stock issued as compensation	-	1,500	1,500
Increase (Decrease) in Accrued Expenses	-	1,750	1,750

Total adjustments to net income	-	3,250	3,250

Net cash provided by (used in) operating activities	(32,552)	-	(32,552)

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Contribution of Capital	1,000	-	1,000
Proceeds from stock issuance	42,000	-	42,000

Net cash flows provided by (used in) financing activities	43,000	-	43,000

CASH RECONCILIATION

Net increase (decrease) in cash	10,448	-	10,448
Cash - beginning balance	-	-	-

CASH BALANCE - END OF PERIOD	$10,448	$-	$10,448

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

9.   Required Cash Flow Disclosure for Interest and Taxes Paid:

The company has paid no amounts for federal income taxes and interest. The Company issued 15,000,000 common shares of stock to its sole shareholder in acceptance of the incorporation expenses for the Company.

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

11.  Income Taxes:

The Company has available net operating loss carry-forwards for financial statement and federal income tax purposes. These loss carry-forwards expire if not used within 20 years from the year generated. The Company's management has decided a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used.  These net operating losses expire as the following: $3,250 at 2027 and $32,552 at 2028.

 The Company has available net operating loss carry-forwards for financial statement and federal income tax purposes. These loss carry-forwards expire if not used within 20 years from the year generated. The Company's management has decided a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used.

The Company's management determines if a valuation allowance is necessary to reduce any tax benefits when the available benefits are more likely than not to expire before they can be used.  The tax based net operating losses create tax benefits in the amount of $7,160 from inception through December 31, 2008.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2008 are as follows:

Deferred tax assets:
Federal net operating loss	$5,370
State net operating loss	1,790

Total Deferred Tax Asset	7,160
Less valuation allowance	(7,160)
0

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	15.0%
State tax, net of federal benefit	5.0%
Increase in valuation allowance	(20.0%)

Effective income tax rate	0.0%

12. Subsequent Events:

None known at this time.

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our accountant is Gately & Associates, L.L.C. Independent Registered Public Accounting Firm. We do not presently intend to change accountants. At no time have there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2008, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our sole executive officer’s and director’s and his respective age as of March 30, 2009 are as follows:

NAME	AGE	POSITION

Doug Black	51	President, Chief Executive Officer, Secretary, Principal Accounting Officer, Director

Set forth below is a brief description of the background and business experience of our sole officer and director for the past five years.

Mr. Black was hired as a bartender in April 1986 by a local bar in Wenatchee. Mr. Black went on to become the bars’ manager a few years later. While he was employed as the manager he was hired by the owners to assist in the creation of new bar/lounges in Wenatchee and other cities in the State of Washington including the design, construction, ordering of supplies and hiring of staff.

In 1995, Mr. Black with the assistance of some investors purchased a “Darigold” franchise which had the distribution rights of certain areas of Washington State. In 1998 Mr. Black sold the franchise to one of his investment partners. Since 1998 Mr. Black has been employed by the “Buzz Inn” in Wenatchee on a full time basis as a dealer and a pit boss in their casino. In Mr. Black’s role at the casino he has had the opportunity to meet and be-friend a number of local businessmen who urged him to follow through with his plan of business for Business Marketing Services Inc.

Term of Office

Our sole director was appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our sole officer was appointed by our board of directors and holds office until removed by the board

Current Issues and Future Management Expectations

No board audit committee has been formed as of the filing of this Annual Report.

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended December 31, 2008.

Code of Ethics

The Company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

ITEM 11.       EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer during the years ended December 31, 2008, and 2007 in all capacities for the accounts of our executive, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Doug Black, President, Chairman, Chief Executive Officer and Chief Financial	2008	$0	0	0	0	0	0	0	$0
Officer	2007	$0	0	0	0	0	0	0	$0

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table through March 30, 2009.

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised during the year ended December 31, 2008 by the executive officer named in the Summary Compensation Table:

None

Long-Term Incentive Plan (“LTIP”) Awards Table. There were no awards made to a named executive officer in the last completed fiscal year under any LTIP

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

Employment Agreements

We do not have any employment agreements in place with our officers or directors.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of March 30, 2009 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)

Common Stock	Doug Black 701 Fifth Ave 42nd Fl. Seattle, WA 98104	15,000,000	78.1%

Common Stock	All executive officers and directors as a group	15,000,000	78.1%

(1)  Based upon 19,200,000 shares outstanding as of March 30, 2009

Stock Option Grants

We have not granted any stock options to our executive officer since our incorporation.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

None.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal years ended December 31, 2008 and 2007, we were billed approximately $___ and $___ for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2008 and 2007.

Tax Fees

For the Company’s fiscal years ended December 31, 2008 and 2007, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2008 and 2007.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

-approved by our audit committee; or

-entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee.  Our entire board of directors pre-approves all services provided by our independent auditors.

The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does  not have  records of  what percentage of the above fees were pre-approved.  However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) Documents filed as part of this Annual Report

1. Consolidated Financial Statements

2. Financial Statement Schedules

3. Exhibits

31.1           Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer
32.1           Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2009

By /s/ Doug Black
Doug Black,
Chairman of the Board of Directors,
Chief Executive Officer,
Chief Financial Officer, Controller,
Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Doug Black	Chairman of the Board of Directors,	March 30, 2009
Doug Black	Chief Executive Officer, Chief Financial Officer, Controller, Principal Accounting Officer