Form 10-Q
period 2009-03-31
Business Marketing Services Inc
filed 2009-05-15
CIK 1438138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________

FORM 10-Q
_______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒        No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐        No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer ☐	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company ☒	☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐         No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May15, 2009: 15,000,000 shares of common stock.

BUSINESS MARKETING SERVICES, INC
FORM 10-Q
March 31, 2009

TABLE OF CONTENTS

PART I— FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Controls and Procedures

PART II— OTHER INFORMATION

Item 1. Item 1A.	Legal Proceedings Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURES

PART 1 - FINANCIAL INFORMATION

Business Marketing Services, Inc.
(a development stage company)

FINANCIAL STATEMENTS

AS OF MARCH 31, 2009

Business Marketing Services, Inc.
(a development stage company)
Financial Statements Table of Contents

BUSINESS MARKETING SERVICES, INC.
(a development stage company)
BALANCE SHEET
As of March 31, 2009 and December 31, 2008

ASSETS

CURRENT ASSETS	3/31/2009	12/31/2008

Cash	$3,691	$10,448

Total Current Assets	3,691	10,448

TOTAL ASSETS	$3,691	$10,448

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accrued Expenses	$2,250	$1,750
Notes Payable	10,000	-

Total Current Liabilities	12,250	1,750

TOTAL LIABILITIES	12,250	1,750

STOCKHOLDERS' EQUITY

Preferred Stock - Par value $0.0001;
Authorized: 50,000,000
None issues and outstanding	-	-

Common Stock - Par value $0.0001;
Authorized: 200,000,000
Issued and Outstanding: 19,200,000 and 15,000,000	1,920	1,920

Additional Paid-In Capital	42,580	42,580
Accumulated Deficit	(53,059)	(35,802)

Total Stockholders' Equity (Deficit)	(8,559)	8,698

TOTAL LIABILITIES AND EQUITY	$3,691	$10,448

The accompanying notes are an integral part of these financial statements.

BUSINESS MARKETING SERVICES, INC.
(a development stage company)
STATEMENT OF OPERATIONS
For the three months ended March 31, 2009 and 2008,
and from inception (December 7, 2007) through March 31, 2009

	3 MONTHS	3 MONTHS	FROM
	ENDING	ENDING	INCEPTION
	3/31/2009	3/31/2008	TO 03/31/09

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	17,257	574	53,059

INTEREST EXPENSE	50	-	50

NET INCOME (LOSS)	(17,257)	(574)	(53,059)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(35,802)	(3,250)	-

ACCUMULATED DEFICIT, ENDING BALANCE	$(53,059)	$(3,824)	$(53,059)

Earnings (loss) per share	$(0.001)	$(0.000)	$(0.003)

Weighted average number of common shares	19,200,000	15,036,207	18,187,110

The accompanying notes are an integral part of these financial statements.

BUSINESS MARKETING SERVICES, INC.
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
From inception (December 7, 2007) through March 31, 2009

		COMMON	PAID-IN	ACCUM.	TOTAL
	SHARES	STOCK	CAPITAL	DEFICIT	EQUITY

Stock issued on acceptance	15,000,000	$1,500	$-	$-	$1,500
of incorporation expenses
December 7, 2007

Net Income (Loss)				(3,250)	(3,250)

Total, December 31, 2007	15,000,000	1,500	-	(3,250)	(1,750)

Capital Contribution			1,000	-	1,000

Stock subscribed in March
2008 at $0.01 per share
on private placement	4,200,000	420	41,580	-	42,000

Net Income (Loss)				(32,552)	(32,552)

Total, December 31, 2008	19,200,000	$1,920	$42,580	$(35,802)	$8,698

Net Income (Loss)				(17,257)	(17,257)

Total, March 31, 2009	19,200,000	$1,920	$42,580	$(53,059)	$(8,559)

The accompanying notes are an integral part of these financial statements.

BUSINESS MARKETING SERVICES, INC.
(a development stage company)
STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2009 and 2008,
and from inception (December 7, 2007) through March 31, 2009

	3 MONTHS	3 MONTHS	FROM
	ENDING	ENDING	INCEPTION
CASH FLOWS FROM OPERATING ACTIVITIES	3/31/2009	3/31/2008	TO 03/31/09

Net income (loss)	$(17,257)	$(574)	$(53,059)

Interest	50	-	50
Stock issued as compensation	-	-	1,500
Increase (Decrease) in Accrued Expenses	500	500	2,250

Total adjustments to net income	500	500	3,750

Net cash provided by (used in) operating activities	(16,757)	(74)	(49,309)

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Contribution of Capital	-	1,000	1,000
Proceeds from stock issuance	-	-	42,000
Proceeds from loans	10,000	-	10,000

Net cash flows provided by (used in) financing activities	10,000	1,000	53,000

CASH RECONCILIATION

Net increase (decrease) in cash	(6,757)	926	3,691
Cash - beginning balance	10,448	-	-

CASH BALANCE - END OF PERIOD	$3,691	$926	$3,691

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

2.   Related Party Transactions and Going Concern:

The Company's financial statements have been presented on the basis that it is a going concern in the development stage, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At this time, The Company has not identified the business that it wishes to engage in.

The Company takes steps to locate and negotiate with a business entity for combination; however, there can be no assurance these activities will be successful.

Primary shareholders currently fund the Company and pay certain expenses on behalf of the Company which are recorded as in kind contributions to equity.  A related party has also loaned the Company money in the form of note payables.

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

5.   Notes Payable:

On January 22, 2009, the Company borrowed $10,000 from related party individual.  All notes are demand notes carrying a 3% interest rate.  As of March 31, 2009, the principal balance due on the demand notes is $10,000.

6.   Revenue and Cost Recognition:

The Company uses the accrual basis of accounting in accordance with generally accepted accounting principles for financial statement reporting.

7.   Accrued Expenses:

Accrued expenses consist of accrued legal, accounting and office costs during this stage of the business.

8.   Operating Lease Agreements:

The Company has no agreements at this time.

Business Marketing Services, Inc.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS

9.   Stockholder's Equity:

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

10.   Required Cash Flow Disclosure for Interest and Taxes Paid:

The company has paid no amounts for federal income taxes and interest. The Company issued 15,000,000 common shares of stock to its sole shareholder in acceptance of the incorporation expenses for the Company.

11.  Earnings Per Share:

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

12.  Income Taxes:

The Company has available net operating loss carry-forwards for financial statement and federal income tax purposes. These loss carry-forwards expire if not used within 20 years from the year generated. The Company's management has decided a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used.  These net operating losses expire as the following: $3,250 at 2027, $32,552 at 2028, and $17,257 at 2029.

 The Company has available net operating loss carry-forwards for financial statement and federal income tax purposes. These loss carry-forwards expire if not used within 20 years from the year generated. The Company's management has decided a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used.

The Company's management determines if a valuation allowance is necessary to reduce any tax benefits when the available benefits are more likely than not to expire before they can be used.  The tax based net operating losses create tax benefits in the amount of $10,612 from inception through March 31, 2009.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of March 31, 2009 are as follows:

Deferred tax assets:
Federal net operating loss	$7,959
State net operating loss	2,653

Total Deferred Tax Asset	10,612
Less valuation allowance	(10,612)
0

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	15.0%
State tax, net of federal benefit	5.0%
Increase in valuation allowance	(20.0%)

Effective income tax rate	0.0%

13.   Required Cash Flow Disclosure for non-cash items, Interest and Taxes Paid:

The Company has made no cash payments for interest or income taxes. A related party pays expenses on behalf of the Company which are recorded as non-cash in-kind contributions to equity.

14. Subsequent Events:

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

Plan of Operation

We need to raise additional capital in order to meet our “year one” projections. We have $10,448 cash on hand but expect to need a minimum of $111,700 in the first six months of operations in order to design, produce and print the two batches of 5,000 calendars, hire a sales person, create a website and list the company on the OTCBB Exchange. The $111,700 is based on the company producing no revenues until at least the second quarter of 2009.

We are unsure if we will be able to raise the additional funds that we will need in order to fulfill our “year one” projections. Since we were  unable to raise the capital in time to meet the deadline for the 2009 calendar year we are focusing on raising the necessary funds to produce a calendar for the 2010 calendar year.

Our plan was to sell enough advertising space by October 15, 2008 to meet the deadline to complete the design, publishing and distribution of 9,000 wall planners. The 9,000  were to consist of 3,000 wall planners that are golf industry specific, 3,000 that are wedding industry specific and 3,000 that are automobile industry specific. The cost to produce each batch of 3,000 wall planners is $5,500. The wall planners will only be ordered when enough advertising space is sold. The cost to ship the wall planners is $2,628.  However  we were unable to meet such deadline and therefore our new goal is to sell such advertising space by the middle of this  year.

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
Miscellaneous: $2,000
Accounting: $7,000
Legal: $25,000
Total projected expenditures: $161,314
Total projected revenue: $193,000

Total estimated gross profit in “year one” if all the advertising on the wall planners and all 10,000 calendars are sold: $31,686.The company’s first year profits are impacted by “one time” costs such as the cost to take the company public and the costs associated with acquiring the photos for the calendars. The photos for the calendars will be re-used in subsequent years at no additional cost to the company

Results of Operations

For the period from inception through March 31, 2009, we had no revenue. Expenses for the period totaled $2,250, resulting in a net loss of $17,257.

Liquidity and Capital Resources

As of March 31, 2009 we had $3,691 in cash.

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

Item 4T. Controls and Procedures

a)   Evaluation of Disclosure Controls. Doug Black, our Chief Executive Officer and Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our first fiscal quarter 2009 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluations, Doug Black concluded that our disclosure controls and procedures were effective as of March 31, 2009.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions

(b)   Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management team will continue to evaluate our internal control over financial reporting in 2009 as we implement our Sarbanes Oxley Act testing.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors.

Not applicable because we are a smaller reporting company.

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

BUSINESS MARKETING SERVICES, INC.

Date: May 15, 2009	By:	/s/ Doug Black
Doug Black
Chairman of the Board of Directors, Chief Executive Officer, Chief Financial Officer, Controller, Principal Accounting Officer