Form 10-Q
period 2009-06-30
Business Marketing Services Inc
filed 2009-08-03
CIK 1438138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________

FORM 10-Q
_______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of July 31, 2009: 15,000,000 shares of common stock.

BUSINESS MARKETING SERVICES, INC
FORM 10-Q
June 30, 2009

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

SIGNATURES

PART 1 - FINANCIAL INFORMATION

Business Marketing Services, Inc.
(a development stage company)

FINANCIAL STATEMENTS

AS OF JUNE 30, 2009

Business Marketing Services, Inc.
(a development stage company)
Financial Statements Table of Contents

BUSINESS MARKETING SERVICES, INC.
(a development stage company)
BALANCE SHEET
As of June 30, 2009 and December 31, 2008

ASSETS

CURRENT ASSETS	6/30/2009	12/31/2008

Cash	$1,531	$10,448

Total Current Assets	1,531	10,448

TOTAL ASSETS	$1,531	$10,448

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accrued Expenses	$1,550	$1,750
Notes Payable	10,000	-

Total Current Liabilities	11,550	1,750

TOTAL LIABILITIES	11,550	1,750

STOCKHOLDERS' EQUITY

Preferred Stock - Par value $0.0001;
Authorized: 50,000,000
None issues and outstanding	-	-

Common Stock - Par value $0.0001;
Authorized: 200,000,000
Issued and Outstanding: 19,200,000 and 15,000,000	1,920	1,920

Additional Paid-In Capital	42,705	42,580
Accumulated Deficit	(54,644)	(35,802)

Total Stockholders' Equity (Deficit)	(10,019)	8,698

TOTAL LIABILITIES AND EQUITY	$1,531	$10,448

The accompanying notes are an integral part of these financial statements.

F1

BUSINESS MARKETING SERVICES, INC.
(a development stage company)
STATEMENT OF OPERATIONS
For the six months ended June 30, 2009 and 2008,
and from inception (December 7, 2007) through June 30, 2009

	6 MONTHS	6 MONTHS	FROM
	ENDING	ENDING	INCEPTION
	6/30/2009	6/30/2008	TO 06/30/09

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	18,717	16,143	54,519

INTEREST EXPENSE	125	-	125

NET INCOME (LOSS)	(18,842)	(16,143)	(54,644)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(35,802)	(3,250)	-

ACCUMULATED DEFICIT, ENDING BALANCE	$(54,644)	$(19,393)	$(54,644)

Earnings (loss) per share	$(0.001)	$(0.001)	$(0.003)

Weighted average number of common shares	19,200,000	17,100,000	18,348,252

The accompanying notes are an integral part of these financial statements.

F2

BUSINESS MARKETING SERVICES, INC.
(a development stage company)
STATEMENT OF OPERATIONS
For the three months ended June 30, 2009 and 2008,

	3 MONTHS	3 MONTHS
	ENDING	ENDING
	6/30/2009	6/30/2008

REVENUE	$-	$-

COST OF SERVICES	-	-

GROSS PROFIT OR (LOSS)	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	1,460	15,569

INTEREST EXPENSE	75	-

NET INCOME (LOSS)	(1,535)	(15,569)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(53,109)	(3,824)

ACCUMULATED DEFICIT, ENDING BALANCE	$(54,644)	$(19,393)

The accompanying notes are an integral part of these financial statements.

F3

BUSINESS MARKETING SERVICES, INC.
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
From inception (December 7, 2007) through June 30, 2009

		COMMON	PAID-IN	ACCUM.	TOTAL
	SHARES	STOCK	CAPITAL	DEFICIT	EQUITY

Stock issued on acceptance	15,000,000	$1,500	$-	$-	$1,500
of incorporation expenses
December 7, 2007

Net Income (Loss)				(3,250)	(3,250)

Total, December 31, 2007	15,000,000	1,500	-	(3,250)	(1,750)

Capital Contribution			1,000	-	1,000

Stock subscribed in March
2008 at $0.01 per share
on private placement	4,200,000	420	41,580	-	42,000

Net Income (Loss)				(32,552)	(32,552)

Total, December 31, 2008	19,200,000	$1,920	$42,580	$(35,802)	$8,698

In-Kind Contribution			125	-	125

Net Income (Loss)				(18,842)	(18,842)

Total, June 30, 2009	19,200,000	$1,920	$42,705	$(54,644)	$(10,019)

The accompanying notes are an integral part of these financial statements.

F4

BUSINESS MARKETING SERVICES, INC.
(a development stage company)
STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2009 and 2008,
and from inception (December 7, 2007) through June 30, 2009

	6 MONTHS	6 MONTHS	FROM
	ENDING	ENDING	INCEPTION
CASH FLOWS FROM OPERATING ACTIVITIES	6/30/2009	6/30/2008	TO 06/30/09

Net income (loss)	$(18,842)	$(16,143)	$(54,644)

Interest	125	-	125
Stock issued as compensation	-	-	1,500
Increase (Decrease) in Accrued Expenses	(200)	(750)	1,550

Total adjustments to net income	(75)	(750)	3,175

Net cash provided by (used in) operating activities	(18,917)	(16,893)	(51,469)

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Contribution of Capital	-	1,000	1,000
Proceeds from stock issuance	-	42,000	42,000
Proceeds from loans	10,000	-	10,000

Net cash flows provided by (used in) financing activities	10,000	43,000	53,000

CASH RECONCILIATION

Net increase (decrease) in cash	(8,917)	26,107	1,531
Cash - beginning balance	10,448	-	-

CASH BALANCE - END OF PERIOD	$1,531	$26,107	$1,531

The accompanying notes are an integral part of these financial statements.

F5

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

F6

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

5.   Notes Payable:

On January 22, 2009, the Company borrowed $10,000 from related party individual.  All notes are demand notes carrying a 3% interest rate.  As of June 30, 2009, the principal balance due on the demand notes is $10,000.

6.   Revenue and Cost Recognition:

The Company uses the accrual basis of accounting in accordance with generally accepted accounting principles for financial statement reporting.

7.   Accrued Expenses:

Accrued expenses consist of accrued legal, accounting and office costs during this stage of the business.

8.   Operating Lease Agreements:

The Company has no agreements at this time.

F7

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

12.  Income Taxes:

The Company has available net operating loss carry-forwards for financial statement and federal income tax purposes. These loss carry-forwards expire if not used within 20 years from the year generated. The Company's management has decided a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used.  These net operating losses expire as the following: $3,250 at 2027, $32,552 at 2028, and $18,842 at 2029.

 The Company has available net operating loss carry-forwards for financial statement and federal income tax purposes. These loss carry-forwards expire if not used within 20 years from the year generated. The Company's management has decided a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used.

The Company's management determines if a valuation allowance is necessary to reduce any tax benefits when the available benefits are more likely than not to expire before they can be used.  The tax based net operating losses create tax benefits in the amount of $10,929 from inception through June 30, 2009.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of June 30, 2009 are as follows:

Deferred tax assets:
Federal net operating loss	$8,197
State net operating loss	2,732

Total Deferred Tax Asset	10,929
Less valuation allowance	(10,929)
0

F8

Business Marketing Services, Inc.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS

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

F9

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

Plan of Operation

We need to raise additional capital in order to meet our “year one” projections. We have $10,448 cash on hand but expect to need a minimum of $111,700 in the first six months of operations in order to design, produce and print the two batches of 5,000 calendars, hire a sales person and create a website. The $111,700 is based on the company producing no revenues until at least the end of 2009.

We are unsure if we will be able to raise the additional funds that we will need in order to fulfill our “year one” projections. Since we were unable to raise the capital in time to meet the deadline for the 2009 calendar year we are focusing on raising the necessary funds to produce a calendar for the 2010 calendar year.

Our plan was to sell enough advertising space by October 15, 2009 to meet the deadline to complete the design, publishing and distribution of 9,000 wall planners. The 9,000 were to consist of 3,000 wall planners that are golf industry specific, 3,000 that are wedding industry specific and 3,000 that are automobile industry specific. The cost to produce each batch of 3,000 wall planners is $5,500. The wall planners will only be ordered when enough advertising space is sold. The cost to ship the wall planners is $2,628.  However we were unable to meet such deadline and therefore our new goal is to sell such advertising space by the end of this year.

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

For the period from inception through June 30, 2009, we had no revenue. Expenses for the period totaled $1,550, resulting in a net loss of $18,842

Liquidity and Capital Resources

As of June 30, 2009 we had $1,531 in cash.

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

Item 4T. Controls and Procedures

a)   Evaluation of Disclosure Controls. Doug Black, our Chief Executive Officer and Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our first fiscal quarter 2009 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluations, Doug Black concluded that our disclosure controls and procedures were effective as of June 30, 2009.

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

BUSINESS MARKETING SERVICES, INC.

Date: July 31, 2009	By:	/s/ Doug Black
Doug Black
Chairman of the Board of Directors, Chief Executive Officer, Chief Financial Officer, Controller, Principal Accounting Officer