Form 10-Q
period 2009-09-30
Business Marketing Services Inc
filed 2009-10-26
CIK 1438138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________

FORM 10-Q
_______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
Yes ☐         No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of October 23, 2009: 15,000,000 shares of common stock.

BUSINESS MARKETING SERVICES, INC
FORM 10-Q
September 30, 2009

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

SIGNATURES

PART 1 - FINANCIAL INFORMATION

Business Marketing Services, Inc.
(a development stage company)

FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2009

Business Marketing Services, Inc.
(a development stage company)
Financial Statements Table of Contents

BUSINESS MARKETING SERVICES, INC.
(a development stage company)
BALANCE SHEET
As of September 30, 2009 and December 31, 2008

ASSETS
CURRENT ASSETS	9/30/2009	12/31/2008

Cash	$2,289	$10,448

Total Current Assets	2,289	10,448

TOTAL ASSETS	$2,289	$10,448

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accrued Expenses	$1,450	$1,750
Notes Payable	12,500	-

Total Current Liabilities	13,950	1,750

TOTAL LIABILITIES	13,950	1,750

STOCKHOLDERS' EQUITY

Preferred Stock - Par value $0.0001;
Authorized: 50,000,000
None issues and outstanding	-	-

Common Stock - Par value $0.0001;
Authorized: 200,000,000
Issued and Outstanding: 19,200,000 and 15,000,000	1,920	1,920

Additional Paid-In Capital	42,780	42,580
Accumulated Deficit	(56,361)	(35,802)

Total Stockholders' Equity (Deficit)	(11,661)	8,698
TOTAL LIABILITIES AND EQUITY	$2,289	$10,448

The accompanying notes are an integral part of these financial statements.

BUSINESS MARKETING SERVICES, INC.
(a development stage company)
STATEMENT OF OPERATIONS
For the nine months ended September 30, 2009 and 2008,
and from inception (December 7, 2007) through September 30, 2009

	9 MONTHS	9 MONTHS	FROM
	ENDING	ENDING	INCEPTION
	9/30/2009	9/30/2008	TO 09/30/09

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	20,359	27,921	56,161

INTEREST EXPENSE	200	-	200

NET INCOME (LOSS)	(20,559)	(27,921)	(56,361)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(35,802)	(3,250)	-

ACCUMULATED DEFICIT, ENDING BALANCE	$(56,361)	$(31,171)	$(56,361)

Earnings (loss) per share	$(0.001)	$(0.002)	$(0.003)

Weighted average number of common shares	19,200,000	17,805,109	18,466,265

The accompanying notes are an integral part of these financial statements.

BUSINESS MARKETING SERVICES, INC.
(a development stage company)
STATEMENT OF OPERATIONS
For the three months ended September 30, 2009 and 2008

	3 MONTHS	3 MONTHS
	ENDING	ENDING
	9/30/2009	9/30/2008

REVENUE	$-	$-

COST OF SERVICES	-	-

GROSS PROFIT OR (LOSS)	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	1,642	11,778

INTEREST EXPENSE	75	-

NET INCOME (LOSS)	(1,717)	(11,778)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(54,644)	(19,393)

ACCUMULATED DEFICIT, ENDING BALANCE	$(56,361)	$(31,171)

The accompanying notes are an integral part of these financial statements.

BUSINESS MARKETING SERVICES, INC.
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
From inception (December 7, 2007) through September 30, 2009

	COMMON		PAID-IN	ACCUM.	TOTAL
	SHARES	STOCK	CAPITAL	DEFICIT	EQUITY

Stock issued on acceptance	15,000,000	$1,500	$-	$-	$1,500
of incorporation expenses
December 7, 2007

Net Income (Loss)				(3,250)	(3,250)

Total, December 31, 2007	15,000,000	$1,500	$-	$(3,250)	$(1,750)

Capital Contribution			1,000	-	1,000

Stock subscribed in March
2008 at $0.01 per share
on private placement	4,200,000	420	41,580	-	42,000

Net Income (Loss)				(32,552)	(32,552)

Total, December 31, 2008	19,200,000	$1,920	$42,580	$(35,802)	$8,698

In-Kind Contribution			200	-	200

Net Income (Loss)				(20,559)	(20,559)

Total, September 30, 2009	19,200,000	$1,920	$42,780	$(56,361)	$(11,661)

The accompanying notes are an integral part of these financial statements.

BUSINESS MARKETING SERVICES, INC.
(a development stage company)
STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2009 and 2008,
and from inception (December 7, 2007) through September 30, 2009

	9 MONTHS	9 MONTHS	FROM
	ENDING	ENDING	INCEPTION
CASH FLOWS FROM OPERATING ACTIVITIES	9/30/2009	9/30/2008	TO 09/30/09

Net income (loss)	$(20,559)	$(27,921)	$(56,361)

Interest as in-kind contribution	200	-	200
Stock issued as compensation	-	-	1,500
Increase (Decrease) in Accrued Expenses	(300)	(1,000)	1,450

Total adjustments to net income	(100)	(1,000)	3,150

Net cash provided by (used in) operating activities	(20,659)	(28,921)	(53,211)

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Contribution of Capital	-	1,000	1,000
Proceeds from stock issuance	-	42,000	42,000
Proceeds from loans	12,500	-	12,500

Net cash flows provided by (used in) financing activities	12,500	43,000	55,500

CASH RECONCILIATION

Net increase (decrease) in cash	(8,159)	14,079	2,289
Cash - beginning balance	10,448	-	-

CASH BALANCE - END OF PERIOD	$2,289	$14,079	$2,289

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

5.   Notes Payable:

From January 22, 2009 through September 30, 2009, the Company borrowed $12,500 from related party individual.  All notes are demand notes carrying a 3% interest rate.  As of September 30, 2009, the principal balance due on the demand notes is $12,500.

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

12.  Income Taxes:

The Company has available net operating loss carry-forwards for financial statement and federal income tax purposes. These loss carry-forwards expire if not used within 20 years from the year generated. The Company's management has decided a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used.  These net operating losses expire as the following: $3,250 at 2027, $32,552 at 2028, and $20,559 at 2029.

The Company's management determines if a valuation allowance is necessary to reduce any tax benefits when the available benefits are more likely than not to expire before they can be used.  The tax based net operating losses create tax benefits in the amount of $11,272 from inception through September 30, 2009.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of September 30, 2009 are as follows:

Deferred tax assets:
Federal net operating loss	$8,454
State net operating loss	2,818

Total Deferred Tax Asset	11,272
Less valuation allowance	(11,272)
0

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	15.0%
State tax, net of federal benefit	5.0%
Increase in valuation allowance	(20.0%)

Effective income tax rate	0.0%

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

Plan of Operation

We need to raise additional capital in order to meet our “year one” projections. We have $2,289 cash on hand and  expect to need a minimum of approximately $110,000 in the first six months of operations in order to design, produce and print the two batches of 5,000 calendars, hire a sales person and create a website. The $110,000 is based on the company producing no revenues until at least the end of 2009.

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

For the period from inception through September 30, 2009, we had no revenue. Expenses since inception total $56,161, resulting in a net loss of $56,361.

Liquidity and Capital Resources

As of September 30, 2009 we had $2,289 in cash.

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

BUSINESS MARKETING SERVICES, INC.

Date: October 23, 2009	By:	/s/ Doug Black
Doug Black
Chairman of the Board of Directors, Chief Executive Officer, Chief Financial Officer, Controller, Principal Accounting Officer