Form 10-K
period 2009-12-31
Business Marketing Services Inc
filed 2010-03-31
CIK 1438138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

Commission File No. 333-152017

Business Marketing Services, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE	80-0154787
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1 Broadway, 10th Floor
Cambridge, MA	02142
(Address of principal executive offices)	(Zip Code)

(617) 806-6869
 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filed, a non-accelerated filer or a smaller reporting company as defined in Rule 12b-2 of the Exchange Act.

Large accelerated file	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of March 15, 2010, the number of outstanding shares of common stock, $0.0001 par value per share, of the registrant was 19,200,000 shares.

No documents are incorporated by reference.

PART I

Forward Looking Statements

Certain statements in this Annual Report on Form 10-K (the “Report”) are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Report, words such as “may,” “should,” “seek,” “believe,” “expect,” ”anticipate,” “estimate,” “project,” “intend,” “strategy” and similar expressions are intended to identify forward- looking statements regarding events, conditions and financial trends that may affect the Company’s future plans, operations, business strategies, operating results and financial position. Forward-looking statements are subject to a number of known and unknown risks and uncertainties that may cause actual results, trends, performance or achievements of the Company, or industry trends and results, to differ materially from the future results, trends, performance or achievements expressed or implied by such forward-looking statements.

These risks and uncertainties include, among others: general economic and business conditions in the United States and other countries in which the Company’s customers, suppliers, and service providers are located; industry conditions and trends; technology changes; competition and other factors which may affect prices which the Company may charge for its products and its profit margins; the availability and cost of the inventory purchased by the Company; relative value of the United States dollar to currencies in the countries in which the Company’s customers, suppliers and competitors are located; changes in, or the failure to comply with, government regulation, principally environmental regulations; the Company’s ability to implement changes in its business strategies and development plans; and the availability, terms and deployment of debt and equity capital if needed for expansion. These and certain other factors are discussed in this Report and from time to time in other Company reports filed with the Securities and Exchange Commission. The Company does not assume an obligation to update the factors discussed in this Report or such other reports

ITEM 1

Business

Historically, Business Marketing Services, Inc. (“BMSI” or the “Company”) plan of business was to publish and distribute 13 month calendars that would be marketed to businesses of all industries to hand out to their customer’s as a promotional tool and to publish and distribute industry and profession specific wall planners, initially implementing its business plan in Wenatchee and greater Seattle in the State of Washington.

Calendars:

We initially planned to print 5,000 calendars with pictures of a nature theme and 5,000 calendars with women posing in a bikini or lingerie as a second theme. Each picture would be unique and be copyrighted for use on BMSI calendars only. Our goal was to have a calendar ready for the 2009 calendar year.  We did not produce a calendar for the 2009 or the 2010 calendar years.

Wall Planners:

In addition, we planned to engage in the publication and distribution of industry and profession specific wall planners.  For each calendar, we planned to sell advertising space located around the perimeter of the wall planner to businesses and professionals that wish to market their products or services to the specific industry for which the wall planner is made. In addition, each wall planner would have one primary sponsor that receives prominent advertising space at the top of the wall planner and is allowed to place its logo in the middle of the calendar.

We planned to initially print 3,000 wall planners for each industry group that we targeted and distribute them to members of the targeted industry or profession free of charge. Our plan was to generate revenue solely through the sale of advertising space on the wall planners.  These wall planners would have been produced upon our sale of all the available advertising space.  To date we have not produced any wall planers.

Recent Developments and Potential Change in Business

 The Company is currently reviewing its initial business plan to determine whether it is still viable and to assess what changes, if any, are needed to create a business model that will lead to profitability and increased value for its shareholders.

Employees

As of December 31, 2009, the Company’s sole employee was Douglas Black, its President and Chief Executive Officer.  On January, 19, 2009, Douglas Black resigned as President and Chief Executive Officer and Mr. Hans Pandeya was appointed as President and Chief Executive Officer of the Company.

ITEM 1A     R isk Factors

An investment in the Company’s common stock is speculative and involves a high degree of risk. You should carefully consider the risks described below and the other information in this report before purchasing any shares of the Company’s common stock. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties may also adversely impair the Company’s business operations.  Such factors may have a significant impact on its business, operating results, liquidity and financial condition. As a result of the identified risk factors, actual results could differ materially from those projected in any forward-looking statements. Additional risks and uncertainties not presently known to the Company, or that are currently considered to be immaterial, may also impact the Company’s business, operating results, liquidity and financial condition. If any such risks occur, the Company’s business, operating results, liquidity and financial condition could be materially affected in an adverse manner. In addition, the trading price of the Company’s stock, when and if a market develops for the Company’s stock, could decline.

Risks Related to the Company

The Company’s success is largely dependent on the skills, experience and efforts of Hans Pandeya, its Chief Executive Officer. The loss of Mr. Pandeya could have a material adverse effect upon its growth strategy and future business development, and therefore the value of your investment.   Any failure to attract and retain qualified employees in the future could also negatively impact the Company’s business strategy.

The SEC extended the deadline for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 to smaller reporting companies to annual filings after June 30, 2010 therefore the Company‘s first year of required compliance is as of December 31, 2010.  Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could prevent the Company from producing reliable financial reports or identifying fraud. In addition, shareholders could lose confidence in the Company’s financial reporting, which could have an adverse effect on its stock price.

Effective internal controls are necessary for the Company to provide reliable financial reports and effectively prevent fraud, and a lack of effective controls could preclude the Company from accomplishing these critical functions. The Company will be required to document and test its internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of the Company’s internal controls over financial reporting and a report by its independent registered public accounting firm addressing these assessments.

During the course of the Company’s testing, it may identify deficiencies that the Company may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if the Company fails to maintain the adequacy of its internal accounting controls, as such standards are modified, supplemented or amended from time to time, the Company may not be able to ensure that it can conclude on an ongoing basis that it has effective internal controls over financial reporting in accordance with Section 404. Failure to achieve and maintain an effective internal control environment could cause the Company to face regulatory action and also cause investors to lose confidence in its reported financial information, either of which could have an adverse effect on the Company’s stock price.

Risks Relating to the Company’s Securities

Insiders have substantial control over the Company, and they could delay or prevent a change in its corporate control even if its other stockholders wanted it to occur.  Accordingly, these insiders may be able to control all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with the Company even if its other stockholders wanted it to occur.

The Company needs to raise additional funds in the future. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of the current stockholders of the Company will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences and privileges senior to those of the common stock and may have covenants that impose restrictions on the Company’s operations.  In addition, the Company may issue additional shares in connection with the repayment of a promissory note issued in the purchase of the software source code of gTrade.  The company has the option to repay the principal balance of $300,000 in cash or in stock.  If the note is repaid with the Company’s stock, the issuance of such stock could dilute existing stockholders’ rights.

If the Company fails to remain current on its reporting requirements, it could be removed from the OTC Bulletin Board which would limit the ability of broker dealers to sell its securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the OTC Bulletin Board must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If the Company fails to remain current on its reporting requirements, it could be removed from the OTC Bulletin Board. As a result, the market liquidity for the Company’s securities could be severely affected and limit the ability of broker-dealers to sell the Company’s securities and the ability of stockholders to sell their securities in the secondary market. In addition, the Company may be unable to get re-listed on the OTC Bulletin Board, which may have an adverse material effect on the Company.

Any market that develops in shares of the Company’s common stock will be subject to the penny stock regulations and restrictions, which could impair liquidity and make trading difficult. SEC Rule 15g-9, as amended, establishes the definition of a “penny stock” as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions. It is likely that the Company’s shares will be considered to be penny stock for the immediately foreseeable future. This classification severely and adversely affects the market liquidity for its common stock.

For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person’s account for transactions in penny stock and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. To approve a person’s account for transactions in penny stock, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stock are suitable for that person and that that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stock.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule required by the SEC relating to the penny stock market, which, in highlight form, sets forth:

•     the basis on which the broker or dealer made the suitability determination, and
•     that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading and commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of the Company’s common stock, which may affect the ability of selling stockholders or other holders to sell their shares in any secondary market and have the effect of reducing the level of trading activity in any secondary market. These additional sales practice and disclosure requirements could impede the sale of the Company’s securities, if and when its securities become publicly traded. In addition, the liquidity for the Company’s securities may decrease, with a corresponding decrease in the price of the Company’s securities. The Company’s shares, in all probability, will be subject to such penny stock rules for the foreseeable future and its stockholders will, in all likelihood, find it difficult to sell their securities.

The market for penny stock has experienced numerous frauds and abuses that could adversely impact investors in the Company’s stock. OTC Bulletin Board securities are frequent targets of fraud or market manipulation, both because of their generally low prices and because OTC Bulletin Board reporting requirements are less stringent than those of the stock exchanges or NASDAQ.

Patterns of fraud and abuse include:

•	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
•	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
•	“Boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;
•	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
•
Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

The market price of the Company’s common stock may be volatile.

The market price of the Company’s common stock will likely be highly volatile, as is the stock market in general, and the market for OTC Bulletin Board quoted stocks in particular. Some of the factors that may materially affect the market price of the Company’s common stock are beyond the Company’s control, such as changes in financial estimates by industry and securities analysts, announcements made by the Company’s competitors or sales of the Company’s common stock. These factors may have a material adverse affect on the market price of the Company’s common stock, regardless of the Company’s performance.

In addition, the public stock markets have experienced extreme price and trading volume volatility. This volatility has significantly affected the market prices of securities of many companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the Company’s common stock.

The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends on its common stock in the foreseeable future, so any return on investment may be limited to the value of the Company’s stock. The Company plans to retain any future earnings to finance growth.

Future sales of the Company’s common stock may depress its stock price.

Sales of a substantial number of shares of the Company’s common stock by significant stockholders into the public market could cause a decrease in the market price of the Company’s common stock.

ITEM 1B     Unresolved Staff Comments

None.

ITEM 2        Properties

As of December 31, 2009, our business office was located at 701 Fifth Ave 42nd Fl. Seattle, WA 98104, which was a shared office space for a fee of $2,580 for one year.  On January 22, 2010, the Company moved its location to a shared office space located at 1 Broadway, 10th Floor, Cambridge, Massachusetts 02142.

Management believes that existing facilities are adequate to meet current requirements, and that suitable additional space will be available as needed to accommodate any further physical expansion of operations.

ITEM 3        Legal Proceedings

The Company is not party to any other legal proceeding.  The Company may become a party to various claims, legal actions and complaints arising in the ordinary course of business.  In the opinion of management, there were no matters that would have a material adverse effect on the financial condition of the Company as of December 31, 2009 and 2008.

ITEM 4.       Submission of Matters to a Vote of Security Holders

None.

ITEM 5        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

Our common stock is listed on the Over-the-Counter (“OTC”) Bulletin Board under the symbol “BMSV.OB”.  There is no public market in the Company’s securities.  There has been a limited public trading market for our securities.  At December 31, 2009, there were 19,200,000 shares of our common stock issued and outstanding that were held by approximately 44 stockholders of record.

Dividend Policy

We have not paid dividends on our common stock and do not plan to pay such dividends in the foreseeable future.  Our Board of Directors will determine our future dividend policy on the basis of many factors, including results of operations, capital requirements, and general business conditions.

Recent Sales of Unregistered Securities

During the twelve months ended December 31, 2009, we did not sell any of our securities.

Securities Authorized For Issuance Under Equity Compensation Plan

The Company does not have any Equity Compensation Plans, nor has the Company issued any securities pursuant to any Equity Compensation Plan.

ITEM 6.       SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

ITEM 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

You should read the following discussion in conjunction with our audited consolidated financial statements, which are included elsewhere in this Form 10-K, and the special note on Forward Looking Statements appearing before Item 1. Business.  Management’s Discussion and Analysis and its plans of operation contain statements that are forward-looking.  These statements are based on current expectations and assumptions, which are subject to risk, uncertainties and other factors.  Actual results may differ materially because of the factors discussed in the subsection titled “Risk Factors,” which are located in Item 1A.

Company Overview

Historically, Business Marketing Services, Inc. (“BMSI”) plan of business was to publish and distribute 13 month calendars that would be marketed to businesses of all industries to hand out to their customer’s as a promotional tool and to publish and distribute industry and profession specific wall planners, initially implementing its business plan in Wenatchee and greater Seattle in the State of Washington.

Calendars:

We initially planned to print 5,000 calendars with pictures of a nature theme and 5,000 calendars with women posing in a bikini or lingerie as a second theme. Each picture will be unique and be copyrighted for use on BMSI calendars only. Our goal was to have a calendar ready for the 2009 calendar year.  We did not produce a calendar for the 2009 or the 2010 calendar years.

Wall Planners:

In addition we planned to engage in the publication and distribution of industry and profession specific wall planners.  For each calendar, we planned to sell advertising space located around the perimeter of the wall planner to businesses and professionals that wish to market their products or services to the specific industry for which the wall planner is made. In addition, each wall planner would have one primary sponsor that receives prominent advertising space at the top of the wall planner and is allowed to place its logo in the middle of the calendar.

We planned to initially print 3,000 wall planners for each industry group that we targeted and distribute them to members of the targeted industry or profession free of charge. Our plan was to generate revenue solely through the sale of advertising space on the wall planners.  These wall planners would have been produced upon our sale of all the available advertising space.  To date, we have not produced any wall planners.

The Company is currently reviewing its initial business plan to determine whether it is still viable and to assess what changes, if any, are needed to create a business model that will lead to profitability and increased value for its shareholders.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operation is based upon our condensed consolidated audited financial statements, which have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”). The preparation of these condensed consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur, could materially impact the condensed consolidated financial statements.  We believe that the following critical accounting policies reflect the more significant estimates and assumption used in the preparation of the condensed consolidated financial statements.

Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board.  In addition, there are other items within our financial statements that require estimation, but are not deemed critical as defined above.  Changes in estimates used in these other items could have a material impact on our financial statements.

Loss Per Share

Basic loss per share is presented on the face of the condensed consolidated statements of operations. Basic loss per share is calculated as the loss attributable to common stockholders divided by the weighted average number of shares outstanding during each period. Basic (loss) per share is computed using the weighted average number of shares outstanding during the period.  Due to the Company’s losses from continuing operations, dilutive potential common shares in the form of warrants and unvested common stock awards were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: the amount of uncollectible accounts receivable, the amount to be paid for the settlement of liabilities related to cost of sales, the estimated useful lives for property and equipment, value assigned to the warrants granted in connection with the various financing arrangements and calculation for stock compensation expense.  Actual results could differ from those estimates.

Subsequent Events

On January 19, 2010, Hans Pandeya acquired the majority of the issued and outstanding common stock of the Company, from Doug Black, in accordance with a common stock purchase agreement (the “Stock Purchase Agreement”) between Hans Pandeya, Doug Black and the Company.  On the Closing Date, pursuant to the terms of the Stock Purchase Agreement, Hans Pandeya acquired fifteen million (15,000,000) shares of the Company’s issued and outstanding common stock representing approximately 78% of the Company’s issued and outstanding common stock, for a total purchase price of Three Hundred Twenty-Five Thousand dollars ($325,000).

On March 12, 2010, the Company acquired source code and other software assets of gTrade, a company organized under the laws of Australia (“gTrade”) from the Emil Koutanov, Guy Havenstein,  and Tony Fle-Danijelovich (the “Sellers”) pursuant to the Asset Transfer Agreement (the “Asset Transfer Agreement”) between the Company and the Sellers.  On the Closing Date, pursuant to the terms of the Asset Transfer Agreement, the Company delivered a promissory note in the principal amount of $300,000 (the “Note”), with a maturity date of May 31, 2010.  The Note must be paid, at the Company’s option, in cash or by delivery of the number of shares of Company’s common stock based on the daily average closing price of the Company’s common stock from the Closing Date until the date of issuance of the stock.  The Company intends to use the acquired source code to develop new marketing services for businesses.

Results of Operations

The following table sets forth, for the periods indicated, the Condensed Consolidated Statements of Operations that is used in the following discussions of our results of operations.

BUSINESS MARKETING SERVICES, INC.
(a development stage company)
STATEMENTS OF OPERATIONS
For the twelve months ended December 31, 2009 and 2008,
and from inception (December 7, 2007) through December 31, 2009

	12 MONTHS	12 MONTHS	FROM
	ENDING	ENDING	INCEPTION
	12/31/2009	12/31/2008	TO 12/31/09

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	22,502	32,552	58,304

INTEREST EXPENSE	294	-	294

NET INCOME (LOSS)	(22,796)	(32,552)	(58,598)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(35,802)	(3,250)	-

ACCUMULATED DEFICIT, ENDING BALANCE	$(58,598)	$(35,802)	$(58,598)

Earnings (loss) per share	$(0.001)	$(0.002)	$(0.003)

Weighted average number of common shares	19,200,000	17,953,964	18,555,556

Revenue

The Company did not have any revenue in the year ended December 31, 2009.  The Company was not able to implement its business plan.  This represents no change from the year ended December 31, 2008.  To date, the Company has not been able to implement its business plan and has not generated any revenue.

Operating Expenses

The Company had General and Administrative expenses of $22,502 for the year ended December 31, 2009, as opposed to $32,552 for the year ended December 31, 2008, which represents a decrease of approximately 31%.  This was mainly due to the Company’s decision to re-examine its business plan to determine whether it was viable and to examine other potential business opportunities.

Other Expenses

The Company had interest expense of $294 for the year ended December 31, 2009, compared to $0 for the year ended December 31, 2008.  The Interest expense is attributable to interest on demand notes totaling $12,500 issued to a related party in 2009.  As of December 31, 2009, the principal balance of the demand  notes was $10,000.  $2,500 of the notes was converted to capital contribution and the $294 in interest was accrued and recorded as in-kind contribution.

Liquidity

As of December 31, 2009 we had $946 in cash. While we are reviewing our operations and business plan to determine the most effective way to produce revenues, our cash position may not be significant enough to support our daily operations. Management intends to raise additional funds by way of a public or private offering.   Management believes that the actions presently being taken to refine our business plan and generate revenues provide the opportunity for us to continue as a going concern. While we believe in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. Our ability to continue as a going concern is dependent upon our ability to further implement its business plan and generate revenues.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

The following table summarizes the Company’s Consolidated Statement of Cash Flows:

	Twelve Months Ended December 31,
Net cash provided (used) by operating activities	2009	2008

Operating Activities	(22,002)	(32,552)
Investing Activities	-	-
Financing Activities	12,500	43,000

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.  However, risk factors relating to the Company and Company’s securities are described under “Item 1A Risk Factors.”

ITEM 8.       Financial Statements and Supplementary Data

See Condensed Consolidated Financial Statements and Schedules in Item 15 below.

ITEM 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A (T) ..     Controls and Procedures

Evaluation of Disclosure Control and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2009. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC.

ITEM 9B .    Other Information

The following information was filed on Form 8-K with the SEC through March 31, 2010:

•
On January 19, 2010, Hans Pandeya acquired the majority of the issued and outstanding common stock of the Company, from Doug Black, in accordance with a common stock purchase agreement (the “Stock Purchase Agreement”) between Hans Pandeya, Doug Black and the Company. On the Closing Date, pursuant to the terms of the Stock Purchase Agreement, Hans Pandeya acquired fifteen million (15,000,000) shares of the Company’s issued and outstanding common stock representing approximately 78% of the Company’s issued and outstanding common stock, for a total purchase price of Three Hundred Twenty-Five Thousand dollars ($325,000).

•
On March 12, 2010, the Company acquired source code and other software assets of gTrade, a company organized under the laws of Australia (“gTrade”) from the Emil Koutanov, Guy Havenstein, and Tony Fle-Danijelovich (the “Sellers”) pursuant to the Asset Transfer Agreement (the “Asset Transfer Agreement”) between the Company and the Sellers. On the Closing Date, pursuant to the terms of the Asset Transfer Agreement, the Company delivered a promissory note in the principal amount of $300,000 (the “Note”), with a maturity date of May 31, 2010. The Note must be paid, at the Company’s option, in cash or by delivery of the number of shares of Company’s common stock based on the daily average closing price of the Company’s common stock from the Closing Date until the date of issuance of the stock. The Company intends to use the acquired source code to develop new marketing services for businesses.

PART III

ITEM 10.     Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Set forth below are our directors and executive officers, their ages, their positions with the Company, their business experience during the past five years or more, and additional biographical data.

Name	Age	Position	Director Since	Serves Until

Douglas Black*		Director, President, Chief Executive Officer	2007	2010*

Hans Pandeya*		Director, President, Chief Executive Officer	2010	*

*Doug Black resigned as a director and officer of the Company as of January 19, 2010, and Hans Pandeya was appointed a Director, President and Chief Executive Officer of the Company.

HANS C. PANDEYA. Hans Pandeya is a publisher of free ads papers and a technology entrepreneur. Mr. Pandeya began his professional career at the Aeronautical Research Institute of Sweden and moved on to found several free ads papers in the UK, India and Australia. In 2000, Mr. Pandeya acquired OzEmail Interline Pty Ltd, a Voice Over IP network in Australia. Since then, he has been involved in several publishing and technology ventures. Mr. Pandeya holds a degree in Engineering Physics from the Royal Institute of Technology in Stockholm, Sweden.

Section 16(a) Beneficial Ownership Reporting Compliance

Each of our executive officers and directors failed to file Form 5 – Annual Statement of Beneficial Ownership of Securities by the due date of February 15, 2010. The forms will be filed as soon as practicable.

Code of Ethics

The Company does not currently have a Code of Ethics.

Committees of the Board of Directors

The Board of Directors currently does not have any committees.

ITEM 11.      Executive Compensation

Compensation of Executive Officers

There was no compensation paid to any executive employees during 2009.

Employment Agreements

The Company does not have any employment agreements with any employees.

Director Compensation

In 2009, no director received any cash compensation or any other renumeration for their board services.

ITEM 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Management and Certain Beneficial Owners

The following table sets forth as of December 31, 2009, certain information regarding the beneficial ownership of our outstanding common stock by (i) each person known to us to beneficially own more than 5% of our common stock, (ii) each Named Executive Officer, (iii) each of our Directors and (iv) all of such Directors and officers as a group. Except as otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all of the common shares owned by them.

	Beneficial Ownership
Name and Address (1)	Shares	%
Directors and Named Officers

Douglas Black*	15,000,000	78.13%
Hans Pandeya*	15,000,000	78.13%

All current executive officers and directors as a group (1 person)

Beneficial Owners of More than 5%

Douglas Black*	15,000,000	78.13%
Hans Pandeya*	15,000,000	78.13%

(1) The address of all Directors is care of the Company at the address shown on the cover of this filing.

*On January 19, 2010, Hans Pandeya purchased all of Doug Black’s 15,000,000 shares of common stock.  Doug Black resigned as a director and officer of the Company as of January 19, 2010, and Hans Pandeya was appointed a Director, President and Chief Executive Officer of the Company on January 19, 2010.

ITEM 13.     Certain Relationships and Related Transactions and Director Independence

Director Independence

As of the date of this Report, the Company’s common stock is traded on the OTC Bulletin Board and does not have securities listed on a larger national securities exchange or in an inter-dealer quotation system. As such, there is no requirement that a majority of the members of our Board of Directors be independent. Under these standards, a director is not “independent” if he has financial transactions with the Company or any other relationships that, in the opinion of the Board, would interfere with his exercise of independent judgment as a Director.

ITEM 14.      Principal Accounting Fees and Services

The firm of Gately & Associates, LLC an independent registered public accounting firm, has served as our auditors for the fiscal years ending December 31, 2009 and 2008.

Audit and Non-Audit Fees

The following table presents fees for professional audit services rendered by Gately & Associates, LLC for the audit of our annual financial statements and fees billed for other services for the years ended December 31, 2009 and 2008.

Services	2009	2008

Fees for annual audit and quarterly reviews	$2,550	$2,550
Review of SEC filings	$0	$0
Tax and other matters	$0	$0
Total	$2,550	$2,550

Audit Committee Pre-Approval Policies and Procedures

The Company does not have an Audit Committee.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Business Marketing Services, Inc.

Date: March 31, 2010	/s/ Hans Pandeya

Hans Pandeya
Chief Executive Officer and President

Date: March 31, 2010	/s/ Hans Pandeya

Hans Pandeya
Chief Financial Officer

Business Marketing Services, Inc.
(a development stage company)

FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2009

Business Marketing Services, Inc.
(a development stage company)

Gately & Associates, LLC

3551 W Lake Mary Blvd
Lake Mary, FL 32746

Report of Independent Registered Public Accounting Firm

To the Board of Director and shareholders

We have audited the accompanying balance sheet of Business Marketing Services, Inc., as of December 31, 2009 and 2008 and the related statement of operations, stockholders’ equity, and cash flows for the twelve months ended December 31, 2009 and 2008 and from inception (September 19, 2003) through the year then ended December 31, 2009. These financial statements are the responsibility of company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Business Marketing Services, Inc., Inc. at December 31, 2009 and 2008 and the results of its operations and its cash flows for the twelve months ended December 31, 2009 and 2008 and from inception (September 19, 2003) through December 31, 2009 in conformity with U.S. Generally Accepted Accounting Principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Gately & Associates, L.L.C.

Lake Mary, FL

January 28,2010

BUSINESS MARKETING SERVICES, INC.
(a development stage company)
BALANCE SHEETS
As of December 31, 2009 AND 2008

ASSETS

CURRENT ASSETS	12/31/2009	12/31/2008

Cash	$946	$10,448

Total Current Assets	946	10,448

TOTAL ASSETS	$946	$10,448

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accrued Expenses	$2,250	$1,750
Notes Payable	10,000	-

Total Current Liabilities	12,250	1,750

TOTAL LIABILITIES	12,250	1,750

STOCKHOLDERS' EQUITY

Preferred Stock - Par value $0.0001;
Authorized: 50,000,000
None issues and outstanding	-	-

Common Stock - Par value $0.0001;
Authorized: 200,000,000
Issued and Outstanding: 19,200,000 and 15,000,000	1,920	1,920

Additional Paid-In Capital	45,374	42,580
Accumulated Deficit	(58,598)	(35,802)

Total Stockholders' Equity (Deficit)	(11,304)	8,698

TOTAL LIABILITIES AND EQUITY	$946	$10,448

The accompanying notes are an integral part of these financial statements.

BUSINESS MARKETING SERVICES, INC.
(a development stage company)
STATEMENTS OF OPERATIONS
For the twelve months ended December 31, 2009 and 2008,
and from inception (December 7, 2007) through December 31, 2009

	12 MONTHS	12 MONTHS	FROM
	ENDING	ENDING	INCEPTION
	12/31/2009	12/31/2008	TO 12/31/09

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	22,502	32,552	58,304

INTEREST EXPENSE	294	-	294

NET INCOME (LOSS)	(22,796)	(32,552)	(58,598)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(35,802)	(3,250)	-

ACCUMULATED DEFICIT, ENDING BALANCE	$(58,598)	$(35,802)	$(58,598)

Earnings (loss) per share	$(0.001)	$(0.002)	$(0.003)

Weighted average number of common shares	19,200,000	17,953,964	18,555,556

The accompanying notes are an integral part of these financial statements.

BUSINESS MARKETING SERVICES, INC.
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
From inception (December 7, 2007) through December 31, 2009

		COMMON	PAID-IN	ACCUM.	TOTAL
	SHARES	STOCK	CAPITAL	DEFICIT	EQUITY

Stock issued on acceptance	15,000,000	$1,500	$-	$-	$1,500
of incorporation expenses
December 7, 2007

Net Income (Loss)				(3,250)	(3,250)

Total, December 31, 2007	15,000,000	1,500	-	(3,250)	(1,750)

Capital Contribution			1,000	-	1,000

Stock subscribed in March
2008 at $0.01 per share
on private placement	4,200,000	420	41,580	-	42,000

Net Income (Loss)				(32,552)	(32,552)

Total, December 31, 2008	19,200,000	$1,920	$42,580	$(35,802)	$8,698

In-Kind Contribution			294	-	294

Capital Contribution			2,500	-	2500

Net Income (Loss)				(22,796)	(22,796)

Total, December 31, 2009	19,200,000	$1,920	$45,374	$(58,598)	$(11,304)

The accompanying notes are an integral part of these financial statements.

BUSINESS MARKETING SERVICES, INC.
(a development stage company)
STATEMENTS OF CASH FLOWS
For the twelve months ended December 31, 2009 and 2008,
and from inception (December 7, 2007) through December 31, 2009

	12 MONTHS	12 MONTHS	FROM
	ENDING	ENDING	INCEPTION
CASH FLOWS FROM OPERATING ACTIVITIES	12/31/2009	12/31/2008	TO 12/31/09

Net income (loss)	$(22,796)	$(32,552)	$(58,598)

Interest as in-kind contribution	294	-	294
Stock issued as compensation	-	-	1,500
Increase (Decrease) in Accrued Expenses	500	-	2,250

Total adjustments to net income	794	-	4,044

Net cash provided by (used in) operating activities	(22,002)	(32,552)	(54,554)

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Contribution of Capital	2,500	1,000	3,500
Proceeds from stock issuance	-	42,000	42,000
Proceeds from loans	10,000	-	10,000

Net cash flows provided by (used in) financing activities	12,500	43,000	55,500

CASH RECONCILIATION

Net increase (decrease) in cash	(9,502)	10,448	946
Cash - beginning balance	10,448	-	-

CASH BALANCE - END OF PERIOD	$946	$10,448	$946

The accompanying notes are an integral part of these financial statements.

Business Marketing Services, Inc.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS

1.   Summary of significant accounting policies:

Industry:

Business Marketing Services, Inc. (the Company), was incorporated in the state of Delaware as of December 7, 2007. Business Marketing Services’ plan of business was to publish and distribute 13 month calendars that was be marketed to businesses of all industries to hand out to their customer’s as a promotional tool and to publish and distribute industry and profession specific wall planners.  Now, the Company takes steps to locate and negotiate with a business entity for combination; however, there can be no assurance these activities will be successful.

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

Primary shareholders currently fund the Company and pay certain expenses on behalf of the Company which are recorded as in kind contributions to equity.  A related party has also loaned the Company money in the form of notes payable.

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

5.   Notes Payable:

From January 22, 2009 through September 30, 2009, the Company borrowed $12,500 from related party individual.  All notes are demand notes carrying a 3% interest rate.  As of December 31, 2009, the principal balance due on the demand notes was $10,000. $2,500 out of notes payable was converted to capital contribution and $294 in interest was accrued and recorded as in-kind contribution.

6.   Revenue and Cost Recognition:

The Company uses the accrual basis of accounting in accordance with generally accepted accounting principles for financial statement reporting.

7.   Accrued Expenses:
Accrued expenses consist of accrued legal, accounting and office costs during this stage of the business.

Business Marketing Services, Inc.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS

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

12.  Income Taxes:

The Company has available net operating loss carry-forwards for financial statement and federal income tax purposes. These loss carry-forwards expire if not used within 20 years from the year generated. The Company's management has decided a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used.  These net operating losses expire as the following: $3,250 at 2027, $32,552 at 2028, and $22,796 at 2029.

The Company's management determines if a valuation allowance is necessary to reduce any tax benefits when the available benefits are more likely than not to expire before they can be used.  The tax based net operating losses create tax benefits in the amount of $11,720 from inception through December 31, 2009.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2009 are as follows:

Deferred tax assets:
Federal net operating loss	$8,790
State net operating loss	2,930

Total Deferred Tax Asset	11,720
Less valuation allowance	(11,720)
0

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

14. Controls and Procedures:

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2009. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

15. Subsequent Events:

None known at this time.