Form 10-Q
period 2010-03-31
Business Marketing Services Inc
filed 2010-05-24
CIK 1438138

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 333-152017

BUSINESS MARKETING SERVICES, INC.
(Exact name of Registrant as specified in its charter)

Delaware	80-0154787
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1 Broadway, 10th Floor, Cambridge, Massachusetts 02142
(Address of principal executive offices)

(617) 806-6869
Registrant’s telephone number, including area code

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒      No ☐

As of May 15, 2010, there were 19,200,000 shares of the registrant’s common stock outstanding.

BUSINESS MARKETING SERVICES, INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2010

BUSINESS MARKETING SERVICES, INC.

PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

Business Marketing Services, Inc.
(a development stage company)

FINANCIAL STATEMENTS

AS OF MARCH 31, 2010

Business Marketing Services, Inc.
(a development stage company)
Financial Statements Table of Contents

BUSINESS MARKETING SERVICES, INC.
(a development stage company)
BALANCE SHEETS
As of March 31, 2010 and December 31, 2009

ASSETS

CURRENT ASSETS	3/31/2010	12/31/2009

Cash	$25	$946

Total Current Assets	25	946

INTANGIBLE ASSETS

Web-based software platform	300,000	-

Total Intangible Assets	300,000	-

TOTAL ASSETS	$300,025	$946

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accrued Expenses	$42,635	$2,250
Notes Payable	303,333	10,000

Total Current Liabilities	345,968	12,250

TOTAL LIABILITIES	345,968	12,250

STOCKHOLDERS' EQUITY/(DEFICIT)

Preferred Stock - Par value $0.0001;
Authorized: 50,000,000
None issues and outstanding	-	-

Common Stock - Par value $0.0001;
Authorized: 200,000,000
Issued and Outstanding: 19,200,000 and 19,200,000	1,920	1,920

Additional Paid-In Capital	47,179	45,374
Accumulated Deficit	(95,042)	(58,598)

Total Stockholders' Equity (Deficit)	(45,943)	(11,304)

TOTAL LIABILITIES AND DEFICIT	$300,025	$946

The accompanying notes are an integral part of these financial statements.

BUSINESS MARKETING SERVICES, INC.
(a development stage company)
STATEMENTS OF OPERATIONS
For the three months ended March 31, 2010 and 2009,
and from inception (December 7, 2007) through March 31, 2010

	3 MONTHS	3 MONTHS	FROM
	ENDING	ENDING	INCEPTION
	3/31/2010	3/31/2009	TO 03/31/10

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

OPERATING EXPENSES:

GENERAL AND ADMINISTRATIVE EXPENSES	6	4,005	9,786

PROFESSIONAL FEES	45,968	13,252	94,492

TOTAL OPERATING EXPENSES	45,974	17,257	104,278

INTEREST EXPENSE	470	50	764

OTHER INCOME	10,000	-	10,000

NET INCOME (LOSS)	(36,444)	(17,307)	(95,042)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(58,598)	(35,802)	-

ACCUMULATED DEFICIT, ENDING BALANCE	$(95,042)	$(53,109)	$(95,042)

Earnings (loss) per share	$(0.002)	$(0.001)	$(0.005)

Weighted average number of common shares	19,200,000	19,200,000	18,628,402

The accompanying notes are an integral part of these financial statements.

BUSINESS MARKETING SERVICES, INC.
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
From inception (December 7, 2007) through March 31, 2010

		COMMON	PAID-IN	ACCUM.	TOTAL
	SHARES	STOCK	CAPITAL	DEFICIT	EQUITY

Stock issued on acceptance	15,000,000	$1,500	$-	$-	$1,500
of incorporation expenses
December 7, 2007

Net Income (Loss)				(3,250)	(3,250)

Total, December 31, 2007	15,000,000	1,500	-	(3,250)	(1,750)

Capital Contribution			1,000	-	1,000

Stock subscribed in March
2008 at $0.01 per share
on private placement	4,200,000	420	41,580	-	42,000

Net Income (Loss)				(32,552)	(32,552)

Total, December 31, 2008	19,200,000	$1,920	$42,580	$(35,802)	$8,698

In-Kind Contribution			294	-	294

Capital Contribution			2,500	-	2500

Net Income (Loss)				(22,796)	(22,796)

Total, December 31, 2009	19,200,000	1,920	45,374	(58,598)	(11,304)

In-Kind Contribution			1,805	-	1805

Net Income (Loss)				(36,444)	(36,444)

Total, March 31, 2010	19,200,000	$1,920	$47,179	$(95,042)	$(45,943)

The accompanying notes are an integral part of these financial statements.

BUSINESS MARKETING SERVICES, INC.
(a development stage company)
STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2010 and 2009,
and from inception (December 7, 2007) through March 31, 2010

	3 MONTHS	3 MONTHS	FROM
	ENDING	ENDING	INCEPTION
CASH FLOWS FROM OPERATING ACTIVITIES	3/31/2010	3/31/2009	TO 03/31/10

Net income (loss)	$(36,444)	$(17,307)	$(95,042)

Interest as in-kind contribution	1,805	50	2,099
Stock issued as compensation	-	-	1,500
Increase (Decrease) in Accrued Expenses	40,385	500	42,635

Total adjustments to net income	42,190	550	46,234

Net cash provided by (used in) operating activities	5,746	(16,757)	(48,808)

CASH FLOWS FROM INVESTING ACTIVITIES

Software	(300,000)	-	(300,000)

Net cash flows provided by (used in) investing activities	(300,000)	-	(300,000)

CASH FLOWS FROM FINANCING ACTIVITIES

Contribution of Capital	-	-	3,500
Proceeds from stock issuance	-	-	42,000
Increase/(Decrease) in Notes Payable	293,333	10,000	303,333

Net cash flows provided by (used in) financing activities	293,333	10,000	348,833

CASH RECONCILIATION

Net increase (decrease) in cash	(921)	(6,757)	25
Cash - beginning balance	946	10,448	-

CASH BALANCE - END OF PERIOD	$25	$3,691	$25

The accompanying notes are an integral part of these financial statements.

Business Marketing Services, Inc.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS

1.   Summary of significant accounting policies:

Industry:

Business Marketing Services, Inc. (the Company), was incorporated in the state of Delaware as of December 7, 2007. Initial operations have included organization and incorporation, target market identification, marketing plans, and capital formation. A substantial portion of the Company’s activities has involved developing a business plan and establishing contacts and visibility in the marketplace. The Company has generated no revenues since inception.

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

Recent Re-codified Accounting Standards

The Financial Accounting Standards Board (FASB) took Accounting Standard Pronouncements and EITFs and codified them into the FASB Accounting Standards Codification.  The Company also uses as reference SEC rules, regulations, interpretive releases, and SEC staff guidance.

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8934 on June 26, 2008. Commencing with the Company’s Annual Report for the fiscal year ended December 31, 2009, the Company is required to include a report of management on the Company’s internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of year-end; of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting; and that the Company’s independent accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which report is also required to be filed as part of the Annual Report on Form 10-K.

Subsequent Events

In May 2009, the FASB issued Statement of Financial Accounting Standard No. 165 “Subsequent Events” (“SFAS 165”), superseded by FASB Codification 855-10-15 on September 15, 2009, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  It requires the disclosure of the date through which subsequent events have been evaluated as well as the basis for that date. This statement is effective prospectively for interim or annual financial periods ending after March 31, 2010.  The Company has evaluated all subsequent events through the date of this filing, and determined there are no material recognized or unrecognized subsequent events.

2.   Going Concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $95,048, a net loss and net cash provided by/used in operations of $36,450 and $5,746 for the three months ended March 31, 2010, respectively. These conditions raise substantial doubt about its ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

5.  Intangible Assets:

The Company relies upon FASC 350-30-15-3 for measurement and disclosure of Intangible Assets other than Goodwill.  On March 12, 2010, the Company purchased source code and other web-based software assets for $300,000 and asserts that the useful life of this asset is indefinite and therefore not amortized.  Intangible assets that are not amortized will be tested for impairment at least annually by comparing the fair values of those assets with their recorded amounts.

6.   Notes Payable:

From January 22, 2009 to September 8, 2009, the Company borrowed $12,500 from a related party individual.  All notes were demand notes carrying a 3% interest rate.  As of December 31, 2009, the principal balance due on the demand notes was $10,000. $2,500 out of notes payable was converted to capital contribution and $294 in interest was accrued and recorded as in-kind contribution. On January 15, 2010, the balance of notes in the amount of $10,000 was forgiven.

From February 28 to March 31, 2010, the Company borrowed $3,333 from a primary shareholder.  All notes are demand notes carrying a 3% interest rate.  As of March 31, 2010, the principal balance due on the demand notes was $3,333 and $1 in interest was accrued and recorded as in-kind contribution.

On March 12, 2010, the Company entered into an agreement, whereby the Company is liable for a $300,000 note payable for the purchase of source code and other web-based software assets. The principal plus any accrued interest is due on May 31, 2010 either in cash or by delivery of a number of shares of the Company’s common stock that is determined by the daily average closing stock price taken from the date of the note until the conversion date. The number of shares the lender receives shall not be lower than 300,000. This note is collateralized by 300,000 shares of common stock that were issued to a primary shareholder. The note becomes due on May 31, 2010 including 0% interest per year. As of March 31, 2010, interest of 3% per annum ($469) was imputed on the note and recorded as an in-kind contribution.

7.  Contractual Agreements:

On February 5, 2010, the Company entered into a Consulting Agreement with TAG Strategic.  The agreement calls for TAG Strategic to perform general business advisory services. The term of the agreement is for a twelve month period.  The compensation for this agreement is in the form of monthly payments of $20,000.

On March 12, 2010, the Company entered into a Consulting Agreement with Guy Havenstein, Emil Koutanov, and Tony Fle-Danijelovich.  The agreement calls for Consultants to perform software technical advisory services at the times and the locations specified by the Company. The term of the agreement is for a twelve month period.  The compensation for this agreement is in the form of cash compensation of AUD 100 plus GST per hour, inclusive of any and all applicable taxes and benefits, including payroll tax and superannuation, in Australia and other jurisdictions.

8.   Revenue and Cost Recognition:

The Company uses the accrual basis of accounting in accordance with generally accepted accounting principles for financial statement reporting.

9.   Accrued Expenses:

Accrued expenses consist of accrued legal, accounting and office costs during this stage of the business.

10.   Operating Lease Agreements:

The Company has no agreements at this time.

11.   Stockholder's Equity:

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

On January 15, 2010, Mr. Pandeya purchased 15,000,000 shares of common stock of the company from then the President and Chairman of the Board of Directors of the Company, for an aggregate price of $325,000 in cash, all of which was paid from Mr. Pandeya’s personal fund.

12.   Required Cash Flow Disclosure for Interest and Taxes Paid:

The company has paid no amounts for federal income taxes and interest. The Company issued 15,000,000 common shares of stock to its sole shareholder in acceptance of the incorporation expenses for the Company.

13.   Earnings Per Share:

Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128.  "Earnings per Share" ("SFAS No. 128").  Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of March 31, 2010.

14.   Required Cash Flow Disclosure for non-cash items, Interest and Taxes Paid:

The Company has made no cash payments for interest or income taxes. A related party pays expenses on behalf of the Company which are recorded as non-cash in-kind contributions to equity.

15.  Subsequent Events:

None

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “will” and words and terms of similar substance used in connection with any discussion of future events, operating or financial performance, financing sources, product development, capital requirements, market growth and the like, identify forward-looking statements. Forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors which could cause the actual results to differ materially from the forward-looking statement.  These forward-looking statements include, among others:

•	projections of revenues and other financial items;

•	statements of strategies and objectives for future operations;

•	statements concerning proposed applications or services;

•	statements regarding future economic conditions, performance or business prospects;

•	statements regarding competitors or competitive actions; and

•	statements of assumptions underlying any of the foregoing.

All forward-looking statements are present expectations of future events and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. The risks related to the Company’s business discussed under “Risk Factors” of this Quarterly Report on Form 10-Q, among others, could cause actual results to differ materially from those described in the forward-looking statements.  Such risks include, among others: the competitive environment; unexpected technical and marketing difficulties inherent in development efforts; the potential need for changes in our long-term strategy in response to future developments; as well as potential changes in government regulations and laws, both of which could adversely affect the economics of the products we plan to offer; and rapid changes in the technology industry.

The Company makes no representation as to whether any projected or estimated information or results contained in any forward-looking statements will be obtained or achieved. Shareholders are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. The Company is under no obligation, and it expressly disclaims any obligation, to update or alter any forward-looking statements after the date of this Quarterly Report on Form 10-Q, whether as a result of new information, future events or otherwise.

Overview

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

Calendars

We initially planned to print 5,000 calendars with pictures of a nature theme and 5,000 calendars with women posing in a bikini or lingerie as a second theme. Each picture would be unique and be copyrighted for use on BMSI calendars only. Our goal was to have a calendar ready for the 2009 calendar year.  We did not produce a calendar for the 2009 or the 2010 calendar years.

Wall Planners

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

Recent Developments and Changes to Business Plan

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

We have entered into agreements with partners to setup a software and hardware infrastructure which will be required to execute our plans.  We might alter our plans if we do not succeed in raising funds to start the projects or  if we do not succeed in obtaining license agreements that are essential for the business we envisage. Our Company currently has a team of 5 people working part-time with business development, legal and accounting work in the US and 3 people working part-time in Australia. In addition, we are working with researchers and developers in Norway, Denmark, Israel, UK, the US and Egypt to design services and develop our business model.

An overview of our plans follows here.

Fundamental view

We believe that a user's social experience in interactions with users with similar interests and tastes are a key factor that drives the emergence of networks, and that system designs that enhance this experience and harness the capabilities of a network of like-minded users, add significant value to a business model.

Each of our plans is based on this fundamental principal. All systems we intend to create are user-centric and identify clusters of similar users in some respect to create optimum solutions.

Transaction module plan

We are planning to use gTrade’s technology to develop marketing services for businesses and to develop marketplaces for intellectual property rights and copyright where consumers and investors can invest in and transact with businesses. An example is a marketplace for mobile apps where consumers and investors can invest in and transact with creators and developers to realize their creations. Another example is a marketplace for digital entertainment that acts as a link between traditional record companies, the publishers and artists on one side and the music fans on the other. Music fans are the consumers or investors in this example.

Recommendation module plan

We are creating partnerships to access state-of-the-art technology for matching consumers and investors with businesses to transact in our marketplaces with minimum information asymmetry and optimum allocation of financial resources. For example, we intend to use the technology to design systems that match consumers of digital entertainment who most likely will invest in and transact with content providers, rights holders and artists to create maximum value for all parties.

Distribution module plan

Intellectual property rights laws and copyright laws are difficult to enforce on the Internet. We believe that the main reason for this is that technology used today for transactions on the Internet is not up to date and in fact is so outdated that efficient enforcement of intellectual property rights laws and copyright laws is not possible. As outdated technology is the de-facto standard, it prevents outdated architectures from being replaced. This problem provides impetus to new policies being introduced to increase surveillance of users and strike against infringement of property rights, which in turn raises privacy issues. We believe that we can create value for businesses by making enforcement of property rights more efficient and by lowering distribution costs to a minimum with new technology. We believe that we can create value for consumers by lowering costs and improving the quality of service.

We are creating partnerships to access state-of-the-art technology for storage and delivery of digital content to consumers with maximum efficiency. As mentioned above, technologies and architectures that are widely used are the de-facto standard and thus difficult to replace with systems that are superior from a technical point of view. We intend to make certain strategic acquisitions to facilitate the introduction of our technologies.

Rewards module plan

We intend to create systems to identify networks of like-minded people within certain communities, for example, within a file-sharing community, and encourage sharing of resources to create a cooperative environment by rewarding them. When users contribute their unused resources to a common pool, the opportunity to monetize idle capacity is created. Revenues created in this cooperative environment can then be passed on to the users in  form of credits. Rewarding users with credits for sharing resources is similar to traditional rewards programs such as frequent flier programs. A user in a file-sharing community thus becomes a service provider with our technology and earns an income from his file-sharing activities which he can spend on his consumption of digital content.

Strategic acquisitions plan

As mentioned earlier, we intend to make certain strategic acquisitions to facilitate the introduction of technologies we will use. However, the strategic acquisitions we envisage are complicated by legal problems and litigation issues. We have had to postpone our intention to make an acquisition which we announced recently due to unexpected circumstances. Furthermore, a successful acquisition and a successful introduction of next generation file-sharing technology for storage and distribution of digital content will not necessarily give intended results as licensing agreements for content delivered with next generation file-sharing technology are not yet available from many content providers and rights-holders.

While our plans are broad, they are modular and inter-independent to reduce our business risks. A failure in a module, for example, failure in our plan to make certain acquisitions to facilitate the introduction of the technologies will not affect the transaction module plan. While the business activities in the different modules reinforce each other to increase the overall business's profitability and sustainability, the modules are not a pre-requisite for each others' existence or essential for the overall business.

The Company incurred a net loss applicable to common shareholders of $36,444 or loss per share of $0.002 for the quarter ended March 31, 2010 as compared to a net loss applicable to common shareholders of $17,307 or loss per share of $0.001 for the quarter ended March 31, 2009. The increased operating losses incurred by the Company during the three months ended March 31, 2010 were attributable to the Company’s recent change in control and corresponding change in business strategy.  The results are more fully discussed in the following section “Results of Operations”.

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section should be read in conjunction with the accompanying unaudited interim financial statements which have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our recurring losses from operations and net capital deficiency raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is substantially dependent on the successful execution of our strategic plan and otherwise discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and in Note 1, “Liquidity” to our interim financial statements filed as part of this Quarterly Report, on the timeline contemplated by our plans and our ability to obtain additional financing. The uncertainty of successful execution of our plans, among other factors, raises substantial doubt as to our ability to continue as a going concern. The accompanying unaudited interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

This management’s discussion and analysis compares the results of operation for the three months ended March 31, 2010 with the three months ended March 31, 2009.

Results of Operations

The following table sets forth certain line items in our condensed consolidated statement of operations as a percentage of total revenues for the periods indicate:

BUSINESS MARKETING SERVICES, INC.
(a development stage company)
STATEMENTS OF OPERATIONS
For the three months ended March 31, 2010 and 2009,
and from inception (December 7, 2007) through March 31, 2010

	3 MONTHS	3 MONTHS	FROM
	ENDING	ENDING	INCEPTION
	3/31/2010	3/31/2009	TO 03/31/10

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

OPERATING EXPENSES:

GENERAL AND ADMINISTRATIVE EXPENSES	6	4,005	9,786

PROFESSIONAL FEES	45,968	13,252	94,492

TOTAL OPERATING EXPENSES	45,974	17,257	104,278

INTEREST EXPENSE	470	50	764

OTHER INCOME	10,000	-	10,000

NET INCOME (LOSS)	(36,444)	(17,307)	(95,042)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(58,598)	(35,802)	-

ACCUMULATED DEFICIT, ENDING BALANCE	$(95,042)	$(53,109)	$(95,042)

Earnings (loss) per share	$(0.002)	$(0.001)	$(0.005)

Weighted average number of common shares	19,200,000	19,200,000	18,628,402

Revenues

The Company did not generate any revenue for the period ended March 31, 2010 or March 31, 2009.  The Company is in the development stage and has recently changed its business plan.  The Company expects to begin generating revenue by the end of 2010.

Cost of Services

The Company did not provide any services for the period ended March 31, 2010 or March 31, 2009 and, therefore, did not incur any costs associated with the provision of any services during either period.

General and Administrative Expenses

The company incurred general and administrative expenses of $6 for the period ended March 31, 2010, as compared to $4,005 for the same period in 2009. The decrease was due to the Company’s abandonment of its previous business plan and change of control in January 2010.  The Company is in the process of implementing its new business plan and expects general and administrative expenses to increase in the future.

Professional Fees

The Company incurred $45,968 in professional fees for the quarter ended March 31, 2010, as compared to $13,252 for the same period in 2009.  The increase in professional fees was primarily due to the legal and accounting fees a=incurred in connection with the Company’s recent change of control and acquisition of gTrade, and expenses related to implementing the Company’s new business plan.

Interest Expense

The Company had an interest expense of $470 for the period ended March 31, 2010, as compared to $50 for the same period in 2009.  The interest expense is attributable to interest on demand notes totaling $12,500 issued to a related party in 2009.  As of December 31, 2009, the principal balance of the demand  notes was $10,000.  As of December 31, 2009, $2,500 of the notes was converted to capital contribution and the $294 in interest was accrued and recorded as in-kind contribution.  On January 15, 2010, the balance of the notes was forgiven.  In addition, from February 28 to March 31, 2010, the Company borrowed $3,333 from a primary shareholder.  All notes are demand notes carrying a 3% interest rate.  As of March 31, 2010, the principal balance due on the demand notes was $3,333 and $1 in interest was accrued and recorded as in-kind contribution.

Other Income

The Company had other income of $10,000 for the period ended March 31, 2010, as compared to $0 for the same period in 2009.  The increase was due to the forgiveness of the principal balance of $10,000 in demand notes issued to a prior related party in 2009.  On January 15, 2010, the principal balance totaling $10,000 was forgiven.

Net Loss

The Company incurred a net loss of $58,598 for the period ended March 31, 2010, as compared to a net loss of $35,802 forythe same period in 2009.  The increase primarily relates to the increased professional fees associated with the Company’s change of control and implementation of its new business plan.

Liquidity and Capital Resources

As of March 31, 2010 we had $25 in cash. While we are reviewing our operations and business plan to determine the most effective way to produce revenues, our cash position cannot support our daily operations. Any shortfall is currently funded by our majority shareholder and Chief Executive officer, Hans Pandeya.  Management intends to raise additional funds by way of a public or private offering.   Management believes that the recent change in our business plan will generate revenues and provide the opportunity for us to continue as a going concern. While we believe in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. Our ability to continue as a going concern is dependent upon our ability to further implement its business plan and generate revenues.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.
The following table summarizes the Company’s Consolidated Statement of Cash Flows:

	Three Months Ended March 31,
Net cash provided (used) by operating activities	2010	2009

Operating Activities	5,746	(16,757)
Investing Activities	(300,000)	-
Financing Activities	293,333	10,000

Critical Accounting Policies and Estimates

Management’s discussion and analysis of the Company’s financial condition and results of operations are based upon the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities.  We base our estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Cash and Cash Equivalents

The Company considers cash on hand and amounts on deposit with financial institutions which have original maturities of three months or less to be cash and cash equivalents.

Basis of Accounting

The Company's financial statements are prepared in accordance with U.S. generally accepted accounting principles.

Income Taxes

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

 Fair Value of Financial Instruments

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

Concentrations of Credit Risk

Financial instruments which potentially expose The Company to concentrations of credit risk consist principally of operating demand deposit accounts. The Company's policy is to place its operating demand deposit accounts with high credit quality financial institutions. At this time The Company has no deposits that are at risk.

Recent Re-codified Accounting Standards

The Financial Accounting Standards Board (FASB) took Accounting Standard Pronouncements and EITFs and codified them into the FASB Accounting Standards Codification.  The Company also uses as reference SEC rules, regulations, interpretive releases, and SEC staff guidance.

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8934 on June 26, 2008. Commencing with the Company’s Annual Report for the fiscal year ended December 31, 2009, the Company is required to include a report of management on the Company’s internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of year-end; of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting; and that the Company’s independent accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which report is also required to be filed as part of the Annual Report on Form 10-K.

Item 4T.      Controls and Procedures.

Disclosure Controls and Procedures

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

Part II – OTHER INFORMATION

Item 1.        Legal Proceedings

None.

Item 1A.     Risk Factors

An investment in the Company’s common stock is speculative and involves a high degree of risk.  You should carefully consider the risks described in the Company’s annual report From 10-K filed on March 31, 2010 and other information in this report before purchasing any shares of the Company’s common stock.  Such factors may have a significant impact on its business, operating results, liquidity and financial condition.  As a result of the identified risk factors, actual results could differ materially from those projected in any forward-looking statements.  Additional risks and uncertainties not presently known to the company, or that are currently considered to be immaterial, may also impact the Company’s business, operating results, liquidity and financial condition.  If any such risks occur, the Company’s business, operating results, liquidity and financial condition could be materially affected in an adverse manner.  In addition, the trading price of the Company’s stock, when and if a market develops for the Company’s stock, could decline.

Item 2.        Unregistered Sales of Equity Securities And Use Of Proceeds.

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

Item 3.        Defaults Upon Senior Securities.

None.

Item 4.        Submission Of Matters To A Vote Of Security Holders.

None

Item 5.        Other Information.

None.

Item 6. Exhibits.

Exhibit No.		Description

3.1	(1)	Certificate of Incorporation

3.2	(1)	Bylaws

3.3		Amended Certificate of Incorporation

10.1	(2)	Common Stock Purchase Agreement between Hans Pandeya and Douglas Black dated as of January 15, 2010

10.2	(3)	Asset Transfer Agreement dated March 12, 2010 between the Company, gTrade, Emil Koutanov, Guy Havenstein, and Tony Fle-Danijelovich

10.3	(3)	Promissory Note from the Company to Emil Koutanov, Guy Havenstein and Tony Fle-Danijelovich in the principal amount of $300,000 dated March 12, 2010.

10.4	(3)	Pledge Agreement dated March 12, 2010 between Hans Pandeya, Emil Koutanov, Guy Havenstein, and Tony Fle-Danijelovich.

31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer

32.1	*	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 13500

____________________

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 dated December 7, 2007 , and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8k dated January 22, 2010 , and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Company’s Current Report on Form 8k dated March 17, 2010 , and incorporated herein by reference.

*     Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUSINESS MAERKETING SERVICES, INC.

Date: May 24, 2010	/s/ Hans Pandeya
Chief Executive Officer
(Principal Executive Officer)

Date: May 24, 2010	/s/ Hans Pandeya
Principal Financial and Accounting Officer