Form 10-Q
period 2010-06-30
Business Marketing Services Inc
filed 2010-09-01
CIK 1438138

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010.

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

As of August 30, 2010, there were 19,500,000 shares of the registrant’s common stock outstanding.

BUSINESS MARKETING SERVICES, INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2010

BUSINESS MARKETING SERVICES, INC.

PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

Business Marketing Services, Inc.
(a development stage company)

FINANCIAL STATEMENTS

AS OF JUNE 30, 2010 AND 2009

Business Marketing Services, Inc.
(a development stage company)
Financial Statements Table of Contents

FINANCIAL STATEMENTS	Page #

Balance Sheets	F-1

Statements of Operations	F-2-3

Statement of Stockholders’ Deficit	F-4

Statements of Cash Flows	F-5

Notes to the Financial Statements	F-6

BUSINESS MARKETING SERVICES, INC.
(A development stage company)
STATEMENTS OF OPERATIONS

			For the Period from
	For the	For the	December 7, 2007
	Six Months	Six Months	(inception)
	Ended	Ended	through
	June 30, 2010	June 30, 2009	June 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES:

PROFESSIONAL FEES	78,768	14,700	127,292
GENERAL AND ADMINISTRATIVE EXPENSES	6	4,017	9,786

TOTAL OPERATING EXPENSES	78,774	18,717	137,078

LOSS FROM OPERATIONS	(78,774)	(18,717)	(137,078)

OTHER (INCOME) EXPENSES

INTEREST EXPENSE - STOCKHOLDER	406	125	700

TOTAL OTHER (INCOME) EXPENSES, NET	406	125	700

LOSS BEFORE INCOME TAXES	(79,180)	(18,842)	(137,778)

INCOME TAXES	-	-	-

NET LOSS	$(79,180)	$(18,842)	$(137,778)

Net Loss Per Common Share - basic & diluted	$(0.00)	$(0.00)	$(0.01)

Weighted Average Common Shares Outstanding:
- basic & diluted	19,249,710	19,200,000	18,693,450

See accompanying notes to the financial statements.

BUSINESS MARKETING SERVICES, INC.
(A development stage company)
STATEMENTS OF OPERATIONS

			For the Period from
	For the	For the	December 7, 2007
	Six Months	Six Months	(inception)
	Ended	Ended	through
	June 30, 2010	June 30, 2009	June 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES:

PROFESSIONAL FEES	78,768	14,700	127,292
GENERAL AND ADMINISTRATIVE EXPENSES	6	4,017	9,786

TOTAL OPERATING EXPENSES	78,774	18,717	137,078

LOSS FROM OPERATIONS	(78,774)	(18,717)	(137,078)

OTHER (INCOME) EXPENSES

INTEREST EXPENSE - STOCKHOLDER	406	125	700

TOTAL OTHER (INCOME) EXPENSES, NET	406	125	700

LOSS BEFORE INCOME TAXES	(79,180)	(18,842)	(137,778)

INCOME TAXES	-	-	-

NET LOSS	$(79,180)	$(18,842)	$(137,778)

Net Loss Per Common Share - basic & diluted	$(0.00)	$(0.00)	$(0.01)

Weighted Average Common Shares Outstanding:
- basic & diluted	19,249,710	19,200,000	18,693,450

See accompanying notes to the financial statements.

BUSINESS MARKETING SERVICES, INC.
(A development stage company)
STATEMENTS OF OPERATIONS

	For the	For the
	Three Months	Three Months
	Ended	Ended
	June 30, 2010	June 30, 2009
	(Unaudited)	(Unaudited)

REVENUE	$-	$-

COST OF SERVICES	-	-

GROSS PROFIT OR (LOSS)	-	-

OPERATING EXPENSES:

PROFESSIONAL FEES	32,800	1,448
GENERAL AND ADMINISTRATIVE EXPENSES	-	12

TOTAL OPERATING EXPENSES	32,800	1,460

LOSS FROM OPERATIONS	(32,800)	(1,460)

OTHER (INCOME) EXPENSES

INTEREST EXPENSE - STOCKHOLDER	(64)	75

TOTAL OTHER (INCOME) EXPENSES, NET	(64)	75

LOSS BEFORE INCOME TAXES	(32,736)	(1,535)

INCOME TAXES	-	-

NET LOSS	$(32,736)	$(1,535)

Net Loss Per Common Share - basic & diluted	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding:
- basic & diluted	19,298,910	19,200,000

See accompanying notes to the financial statements.

BUSINESS MARKETING SERVICES, INC.
(A development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period from December 7, 2007 (inception) through June 30, 2010
(Unaudited)

				Deficit Accumulated
			Additional	during the	Total
	Common Stock		Paid-in	Development	Stockholders;
	Shares	Amount	Capital	Stage	Equity (Deficit)

Shares issued upon formation	15,000,000	$1,500	$-	$-	$1,500

Net loss				(3,250)	(3,250)

Balance, December 31, 2008	15,000,000	1,500	-	(3,250)	(1,750)

Capital contribution			1,000	-	1,000

Stock subscribed in March
2009 at $0.01 per share
on private placement	4,200,000	420	41,580	-	42,000

Net loss				(32,552)	(32,552)

Balance, December 31, 2009	19,200,000	1,920	42,580	(35,802)	8,698

Interest contributed as capital			294	-	294

Capital contribution			2,500	-	2,500

Net loss				(22,796)	(22,796)

Balance, December 31, 2010	19,200,000	1,920	45,374	(58,598)	(11,304)

Interest contributed as capital			406	-	406

Capital contribution			1,334	-	1,334

Forgiveness of debt by a stockholder			10,000	-	10,000

Common stock issued for
satisfaction of note payable
at $1.03 per share on May 31,
2010	300,000	30	2,970	-	3,000

Net loss				(79,180)	(79,180)

Balance, June 30, 2010	19,500,000	$1,950	$60,084	$(137,778)	$(75,744)

See accompanying notes to the financial statements.

BUSINESS MARKETING SERVICES, INC.
(A development stage company)
STATEMENTS OF CASH FLOWS

			For the Period from
	For the	For the	December 7, 2007
	Six Months	Six Months	(inception)
	Ended	Ended	through
	June 30, 2010	June 30, 2009	June 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(79,180)	$(18,842)	$(137,778)
Adjustments to reconcile net loss to net cash
used in operating activities
Interest contributed as capital	406	125	700
Stock issued as compensation	-	-	1,500
Changes in operating assets and liabilities:
Accrued expenses	7,051	(200)	9,301

Net cash used in operating activities	(71,723)	(18,917)	(126,277)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable - stockholder	69,468	10,000	79,468
Proceeds from sale of common stock	-	-	42,000
Capital contribution	1,334	-	4,834

Net cash flows provided by financing activities	70,802	10,000	126,302

Net increase (decrease) in cash	(921)	(8,917)	25
Cash - beginningof period	946	10,448	-

CASH - END OF PERIOD	$25	$1,531	$25

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NON CASH FINANCING AND INVESTING ACTIVITIES:
Shares issued for intangile assets	$3,000	$-	$3,000

See accompanying notes to the financial statements.

Business Marketing Services, Inc.
(A Development Stage Company)
June 30, 2010 and 2009
Notes to the Financial Statements
(Unaudited)

NOTE 1 - ORGANIZATION

Business Marketing Services, Inc., a development stage company, (the “Company”), incorporated under the laws of the State of Delaware on December 7, 2007. Initial operations have included organization and incorporation, target market identification, marketing plans, and capital formation. A substantial portion of the Company’s activities has involved developing a business plan and establishing contacts and visibility in the marketplace. The Company initially intended to publish and distribute 13 month calendars and wall planners for each industry group that the Company targeted and distribute them to members of the targeted industry or profession free of charge. The Company’s initial plan was to generate revenue solely through the sale of advertising space on the wall planners.  These wall planners would have been produced upon our sale of all the available advertising space.

Change of control

On January 19, 2010, Hans Pandeya acquired the majority of the issued and outstanding common stock of the Company, from Doug Black, in accordance with a common stock purchase agreement (the “Stock Purchase Agreement”) between Hans Pandeya, Doug Black and the Company.  On the Closing Date, pursuant to the terms of the Stock Purchase Agreement, Hans Pandeya acquired fifteen million (15,000,000) shares of the Company’s issued and outstanding common stock representing approximately 78% of the Company’s then issued and outstanding common stock, for a total purchase price of Three Hundred Twenty-Five Thousand dollars ($325,000).

On March 12, 2010, the Company acquired the source code and other software assets of gTrade, a company organized under the laws of Australia (“gTrade”) from the Emil Koutanov, Guy Havenstein,  and Tony Fle-Danijelovich (the “Sellers”) pursuant to the Asset Transfer Agreement (the “Asset Transfer Agreement”) between the Company and the Sellers.  The Company intends to use the acquired source code to develop new marketing services for the Company.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCONTING POLICIES

Basis of presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2009 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2010.

Development stage company

The Company is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification. The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company's development stage activities.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Due to the limited level of operations, the Company has not had to make material assumptions or estimates other than the assumption that the Company is a going concern.

Cash equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Software platform

Software platform is stated at cost less accumulated amortization.  Software platform is the source code and other software assets of gTrade the Company acquired for $3,000 on March 12, 2010. As required by section 350-40-25-2 of the FASB Accounting Standards Codification the Company capitalizes costs incurred during the application development stage of software used to upgrade and enhance the function of the software and amortizes these costs over its estimated useful life of three (3) years.

Impairment of long-lived assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, which includes software platform is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.  The Company determined that there were no impairments of long-lived assets as of June 30, 2010 or December 31, 2009.

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 30, 2010 or 2009, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended June 30, 2010, 2009, or for the period from December 7, 2007 (inception) through June 30, 2010.

Revenue recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Income taxes

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification.  Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Net loss per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding for the interim period ended June 30, 2010, 2009, or for the period from December 7, 2007 (inception) through June 30, 2010.

Cash flows reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.  The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

Recently issued accounting pronouncements

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-01 “Equity Topic 505 – Accounting for Distributions to Shareholders with Components of Stock and Cash”, which clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share (“EPS”)).  Those distributions should be accounted for and included in EPS calculations in accordance with paragraphs 480-10-25- 14 and 260-10-45-45 through 45-47 of the FASB Accounting Standards codification.  The amendments in this Update also provide a technical correction to the Accounting Standards Codification.  The correction moves guidance that was previously included in the Overview and Background Section to the definition of a stock dividend in the Master Glossary.  That guidance indicates that a stock dividend takes nothing from the property of the corporation and adds nothing to the interests of the stockholders.  It also indicates that the proportional interest of each shareholder remains the same, and is a key factor to consider in determining whether a distribution is a stock dividend.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-02 “Consolidation Topic 810 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification”, which provides amendments to Subtopic 810-10 and related guidance within U.S. GAAP to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to the following:

1.	A subsidiary or group of assets that is a business or nonprofit activity
2.	A subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture
3.	An exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture).

The amendments in this Update also clarify that the decrease in ownership guidance in Subtopic 810-10 does not apply to the following transactions even if they involve businesses:

1.	Sales of in substance real estate. Entities should apply the sale of real estate guidance in Subtopics 360-20 (Property, Plant, and Equipment) and 976-605 (Retail/Land) to such transactions.
2.
Conveyances of oil and gas mineral rights.  Entities should apply the mineral property conveyance and related transactions guidance in Subtopic 932-360 (Oil and Gas-Property, Plant, and Equipment) to such transactions.

If a decrease in ownership occurs in a subsidiary that is not a business or nonprofit activity, an entity first needs to consider whether the substance of the transaction causing the decrease in ownership is addressed in other U.S. GAAP, such as transfers of financial assets, revenue recognition, exchanges of nonmonetary assets, sales of in substance real estate, or conveyances of oil and gas mineral rights, and apply that guidance as applicable. If no other guidance exists, an entity should apply the guidance in Subtopic 810-10.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements”, which provides amendments to Subtopic 820-10 that require new disclosures as follows:

1.
Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.

2.
Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).

This Update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows:

1.
Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities.

2.
Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.

This Update also includes conforming amendments to the guidance on employers' disclosures about postretirement benefit plan assets (Subtopic 715-20). The conforming amendments to Subtopic 715-20 change the terminology from major categories of assets to classes of assets and provide a cross reference to the guidance in Subtopic 820-10 on how to determine appropriate classes to present fair value disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

In February 2010, the FASB issued the FASB Accounting Standards Update No. 2010-09 “Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements”, which provides amendments to Subtopic 855-10 as follows:

1.
An entity that either (a) is an SEC filer or(b) is a conduit bond obligor for conduit debt securities that are traded in a public market (a domestic or foreign stock exchange or an over-the-counter market, including local or regional markets) is required to evaluate subsequent events through the date that the financial statements are issued. If an entity meets neither of those criteria, then it should evaluate subsequent events through the date the financial statements are available to be issued.

2.
An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements.

3.
The scope of the reissuance disclosure requirements is refined to include revised financial statements only. The term revised financial statements is added to the glossary of Topic 855. Revised financial statements include financial statements revised either as a result of correction of an error or retrospective application of U.S. generally accepted accounting principles.

All of the amendments in this Update are effective upon issuance of the final Update, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010.

In April 2010, the FASB issued the FASB Accounting Standards Update No. 2010-17 “Revenue Recognition — Milestone Method (Topic 605) Milestone Method of Revenue Recognition”, which provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive.

Determining whether a milestone is substantive is a matter of judgment made at the inception of the arrangement. The following criteria must be met for a milestone to be considered substantive. The consideration earned by achieving the milestone should:

1.	Be commensurate with either of the following:
a.	The vendor's performance to achieve the milestone
b.	The enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor's performance to achieve the milestone
2.	Relate solely to past performance
3.	Be reasonable relative to all deliverables and payment terms in the arrangement.

A milestone should be considered substantive in its entirety. An individual milestone may not be bifurcated. An arrangement may include more than one milestone, and each milestone should be evaluated separately to determine whether the milestone is substantive. Accordingly, an arrangement may contain both substantive and nonsubstantive milestones.

A vendor's decision to use the milestone method of revenue recognition for transactions within the scope of the amendments in this Update is a policy election. Other proportional revenue recognition methods also may be applied as long as the application of those other methods does not result in the recognition of consideration in its entirety in the period the milestone is achieved.

A vendor that is affected by the amendments in this Update is required to provide all of the following disclosures:

1.	A description of the overall arrangement
2.	A description of each milestone and related contingent consideration
3.	A determination of whether each milestone is considered substantive
4.	The factors that the entity considered in determining whether the milestone or milestones are substantive
5.	The amount of consideration recognized during the period for the milestone or milestones.

The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity's fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. Additionally, a vendor electing early adoption should disclose the following information at a minimum for all previously reported interim periods in the fiscal year of adoption:

1.	Revenue
2.	Income before income taxes
3.	Net income
4.	Earnings per share
5.	The effect of the change for the captions presented.

A vendor may elect, but is not required, to adopt the amendments in this Update retrospectively for all prior periods.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $137,777 at June 30, 2010, a net loss of $79,179 and net cash used in operations of $71,723 for the interim period ended June 30, 2010, with no revenues earned since inception.

While the Company is attempting to commence operations and produce revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations.  Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – NOTES PAYABLE - STOCKHOLDERS

From January 22, 2009 through September 8, 2009, the Company borrowed $12,500 from a related party individual.  All notes were demand notes carrying a 3% interest rate.  As of December 31, 2009, the principal balance due on the demand notes was $10,000. $2,500 out of notes payable was converted to capital contribution and $294 in interest was accrued and recorded as in-kind contribution. On January 15, 2010, the balance of notes in the amount of $10,000 was forgiven.

From February 28, 2010 through June 30, 2010, the Company borrowed $29,468 from the majority shareholder.  All notes are due on demand carrying a 3% interest rate.  As of June 30, 2010, the principal balance due on the demand notes was $29,468 and $106 in interest was accrued and recorded as in-kind contribution.

NOTE 5 - STOCKHOLDERS’ EQUITY

Preferred stock

Preferred stock includes 50,000,000 shares authorized at a par value of $0.0001, none of which are issued or outstanding.

Common stock

Common Stock includes 200,000,000 shares authorized at a par value of $0.0001, 15,000,000 of which have been issued for the amount of $1,500 on December 07, 2007 in acceptance of the incorporation expenses for the Company.

During March 2008, the Company sold4,200,000 shares of common stock at $0.01 per share or $42,000 in aggregate.

On May 31, 2010, the Company issued 300,000 shares of its common stock in connection with March 12, 2010 purchase of source code and other software assets, valued at $0.01 per share or $3,000 in aggregate.

NOTE 6 – RELATED PARTY TRANSACTION

Free office space

The Company has been provided office space by its Chief Executive Officer at no cost.  The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were no reportable subsequent events to be disclosed.

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

Overview

Business

Historically, Business Marketing Services, Inc.’s (“BMSV” or the “Company”) plan of business was to publish and distribute 13-month calendars that would be marketed to businesses of all industries to hand out to their customer’s as a promotional tool and to publish and distribute industry and profession specific wall planners, initially implementing its business plan in Wenatchee and greater Seattle in the State of Washington.

Calendars

We initially planned to print 5,000 calendars with pictures of a nature theme and 5,000 calendars with women posing in a bikini or lingerie as a second theme. Each picture would be unique and be copyrighted for use on BMSV calendars only. Our goal was to have a calendar ready for the 2009 calendar year.  We did not produce a calendar for the 2009 or the 2010 calendar years.

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

On February 5, 2010, we entered into a Consulting Agreement with TAG Strategic.  The agreement calls for TAG Strategic to perform general business advisory services. The term of the agreement is for a twelve month period.  The compensation for this agreement is in the form of monthly payments of $20,000.

On March 12, 2010, the Company acquired source code and other software assets of gTrade, a company organized under the laws of Australia (“gTrade”) from the Emil Koutanov, Guy Havenstein,  and Tony Fle-Danijelovich (the “Sellers”) pursuant to the Asset Transfer Agreement (the “Asset Transfer Agreement”) between the Company and the Sellers.  On the Closing Date, pursuant to the terms of the Asset Transfer Agreement, the Company delivered a promissory note in the principal amount of $300,000 (the “Note”), with a maturity date of May 31, 2010.  The Note was to be paid, at our option, in cash or by delivery of the number of shares of Company’s common stock based on the daily average closing price of the Company’s common stock from the Closing Date until the date of issuance of the stock.  On May 31, 2010 the Note was satisfied by the issuance of 300,000 shares of our common stock at an agreed value of $300,000.  On March 12, 2010, we entered into a Consulting Agreement with the Sellers.  The agreement calls for the Sellers to perform software technical advisory services at the times and the locations specified by us. The term of the agreement is for a twelve month period.  The compensation for this agreement is in the form of cash compensation of AUD 100 plus GST per hour, inclusive of any and all applicable taxes and benefits, including payroll tax and superannuation, in Australia and other jurisdictions.  We intend to use the acquired source code to develop new marketing services for businesses.

We might alter our plans if we do not succeed in raising funds to start the projects or if we do not succeed in obtaining license agreements that are essential for the business we envisage. We currently have a team of 5 people working part-time with business development, legal and accounting work in the US and 3 people working part-time in Australia. In addition, we are working with researchers and developers in Norway, Denmark, Israel, UK, the US and Egypt to design services and develop our business model.

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

Rewards module plan

We intend to create systems to identify networks of like-minded people within certain communities, for example, within a file-sharing community, and encourage sharing of resources to create a cooperative environment by rewarding them. When users contribute their unused resources to a common pool, the opportunity to monetize idle capacity is created. Revenues created in this cooperative environment can then be passed on to the users in the form of credits. Rewarding users with credits for sharing resources is similar to traditional rewards programs such as frequent flier programs. A user in a file-sharing community thus becomes a service provider with our technology and earns an income from his file-sharing activities which he can spend on his consumption of digital content.

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

The Company incurred a net loss applicable to common shareholders of $32,736 or loss per share of $0.001 for the three months ended June 30, 2010 and a net loss of $79,179 or loss per share of $0.004 for the six months ended June 30, 2010 as compared to a net loss applicable to common shareholders of $1,535 or loss per share of $0.000 for the three months ended June 30, 2009 and a net loss of $18,842 or loss per share $0.001 for the six months ended June 30, 2009. The increased operating losses incurred by the Company during the three months ended June 30, 2010 and the six months ended June 30, 2010 were attributable to the Company’s recent change in control and corresponding change in business strategy.  The results are more fully discussed in the following section “Results of Operations”.

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

Results of Operations

The following table sets forth certain line items in our condensed consolidated statement of operations as a percentage of total revenues for the periods indicate:

BUSINESS MARKETING SERVICES, INC.
(a development stage company)
STATEMENTS OF OPERATIONS
For the six months ended June 30, 2010 and 2009,
and from inception (December 7, 2007) through June 30, 2010

			For the Period from
			December 7, 2007
	6 Months	6 Months	(inception)
	Ended	Ended	through
	June 30, 2010	June 30, 2009	June 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES:

PROFESSIONAL FEES	78,767	14,700	127,291
GENERAL AND ADMINISTRATIVE EXPENSES	6	4,017	9,786

TOTAL OPERATING EXPENSES	78,773	18,717	137,077

LOSS FROM OPERATIONS	(78,773)	(18,717)	(137,077)

OTHER (INCOME) EXPENSES

INTEREST EXPENSE - STOCKHOLDER	406	125	700
OTHER EXPENSE

TOTAL OTHER (INCOME) EXPENSES, NET	406	125	700

LOSS BEFORE INCOME TAXES	(79,179)	(18,842)	(137,777)

INCOME TAXES	-	-	-

NET LOSS	$(79,179)	$(18,842)	$(137,777)

Net Loss Per Common Share - basic & diluted	$(0.00)	$(0.00)	$(0.01)

Weighted Average Common Shares Outstanding:
- basic & diluted	19,249,710	19,200,000	18,693,450

Revenues

The Company did not generate any revenue for the six months ended June 30, 2010 or the same period in 2009.  The Company is in the development stage and has recently changed its business plan.  The Company expects to begin generating revenue by the end of 2010.

Cost of Services

The Company did not provide any services during the six month period ended June 30, 2010 or June 30, 2009 and, therefore, did not incur any costs associated with the provision of any services during either period.

General and Administrative Expenses

The Company incurred general and administrative expenses of $6 for the six month period ended June 30, 2010, as compared to $4,017 for the same period in 2009. The decrease was due to the Company’s abandonment of its previous business plan and change of control in January 2010.  The Company is in the process of implementing its new business plan and expects general and administrative expenses to increase in the future.

Professional Fees

The Company incurred $78,767 in professional fees for the six month period ended June 30, 2010, as compared to $14,700 for the same period in 2009.  The increase in professional fees was primarily due to the legal and accounting fees incurred in connection with the Company’s change of control and expenses related to implementing the Company’s new business plan.

Interest Expense

The Company had an interest expense of $406 for the six month period ended June 30, 2010, as compared to $125 for the same period in 2009.  The interest expense in 2010 is primarily attributable to interest on demand notes totaling $12,500 issued to a related party in 2009.  As of December 31, 2009, the principal balance of the demand notes was $10,000.  As of December 31, 2009, $2,500 of the notes was converted to capital contribution and the $294 in interest was accrued and recorded as in-kind contribution.  On January 15, 2010, the balance of the notes was forgiven.  In addition, from February 28 to June 30, 2010, the Company borrowed $29,468 from a primary shareholder.  All notes are demand notes carrying a 3% interest rate.  As of June 30, 2010, the principal balance due on the demand notes was $29,468 and $106 in interest was accrued and recorded as in-kind contribution.

Other Income

The Company did not generate any other income for the six month period ended June 30, 2010, or for the same period in 2009.

Net Loss

The Company incurred a net loss of $79,179 for the six month period ended June 30, 2010, as compared to a net loss of $18,842 for the same period in 2009.  The increase primarily relates to the increased professional fees associated with the Company’s change of control and implementation of its new business plan.

Liquidity and Capital Resources

As of June 30, 2010 we had $25 in cash. While we are reviewing our operations and business plan to determine the most effective way to produce revenues, our cash position cannot support our daily operations. Any shortfall is currently funded by our majority shareholder and Chief Executive officer, Hans Pandeya.  Management intends to raise additional funds by way of a public or private offering.   Management believes that the recent change in our business plan will generate revenues and provide the opportunity for us to continue as a going concern. While we believe in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. Our ability to continue as a going concern is dependent upon our ability to further implement its business plan and generate revenues.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

The following table summarizes the Company’s Consolidated Statement of Cash Flows:

	Six Months Ended June 31,
Net cash provided (used) by operating activities	2010	2009

Operating Activities	(71,723)	(18,917)
Investing Activities	-	-
Financing Activities	70,702	10,000

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

Item 2.        Unregistered Sales of Equity Securities And Use Of Proceeds.

On March 12, 2010, the Company acquired source code and other software assets of gTrade, a company organized under the laws of Australia (“gTrade”) from the Emil Koutanov, Guy Havenstein,  and Tony Fle-Danijelovich (the “Sellers”) pursuant to the Asset Transfer Agreement (the “Asset Transfer Agreement”) between the Company and the Sellers.  On the Closing Date, pursuant to the terms of the Asset Transfer Agreement, the Company delivered a promissory note in the principal amount of $300,000 (the “Note”), with a maturity date of May 31, 2010.  The Note was to be paid, at the Company’s option, in cash or by delivery of the number of shares of Company’s common stock based on the daily average closing price of the Company’s common stock from the Closing Date until the date of issuance of the stock.  On May 31, 2010 the Note was satisfied by the issuance of 300,000 shares of our common stock at an agreed value of $300,000.  The Company intends to use the acquired source code to develop new marketing services for businesses.

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

BUSINESS MAERKETING SERVICES, INC.

Date: August 30, 2010	/s/ Hans Pandeya
Chief Executive Officer
(Principal Executive Officer)

Date: August 30, 2010	/s/ Hans Pandeya
Principal Financial and Accounting Officer