Form 10-Q/A
period 2010-06-30
Business Marketing Services Inc
filed 2010-09-09
CIK 1438138

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Amendment No. 1 to
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

Explanatory Note:

Due to clerical errors, the 10-Q previously filed was inadvertently filed without including the balance sheet for the Company. Accordingly, this amendment is being filed to include the balance sheet. No other changes were made.

BUSINESS MARKETING SERVICES, INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2010

BUSINESS MARKETING SERVICES, INC.

PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

Business Marketing Services, Inc.
(a development stage company)

FINANCIAL STATEMENTS

AS OF JUNE 30, 2010 AND 2009

Business Marketing Services, Inc.
(a development stage company)
Financial Statements Table of Contents

FINANCIAL STATEMENTS	Page #

Balance Sheets	F-1

Statements of Operations	F-2-3

Statement of Stockholders’ Deficit	F-4

Statements of Cash Flows	F-5

Notes to the Financial Statements	F-6

BUSINESS MARKETING SERVICES, INC.
(A development stage company)
BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(Unaudited)

ASSETS

CURRENT ASSETS

Cash	$25	$946

Total Current Assets	25	946

INTANGIBLE ASSETS

Web-based software platform	3,000	-

Total Intangible Assets	3,000	-

TOTAL ASSETS	$3,025	$946

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accrued expenses	$9,301	$2,250
Notes payable - stockholder	69,468	10,000

Total Current Liabilities	78,769	12,250

TOTAL LIABILITIES	78,769	12,250

STOCKHOLDERS' DEFICIT

Preferred stock - par value $0.0001;
50,000,000 shares authorized;
none issues or outstanding	-	-

Common stock - par value $0.0001;
200,000,000 shares authorized
19,500,000 and 19,200,000 shares issued and outstanding, respectively	1,950	1,920

Additional paid-In capital	60,084	45,374
Deficit accumulated during the development stage	(137,778)	(58,598)

Total Stockholders' Deficit	(75,744)	(11,304)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,025	$946

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

BUSINESS MAERKETING SERVICES, INC.

Date: September 8 , 2010	/s/ Hans Pandeya
Chief Executive Officer
(Principal Executive Officer)

Date: September 8 , 2010	/s/ Hans Pandeya
Principal Financial and Accounting Officer