Form 10-Q
period 2010-09-30
Business Marketing Services Inc
filed 2010-11-22
CIK 1438138

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010.

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

As of November 22, 2010, there were 19,500,000 shares of the registrant’s common stock outstanding.

BUSINESS MARKETING SERVICES, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2010

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements	F-1
	Balance sheets at September 30, 2010 (Unaudited) and December 31, 2009	F-1
	Statements of Operations for the nine months ended September 30, 2010 and 2009 and for the Period from December 7, 2007 (Inception) through September 30, 2010 (Unaudited)	F-2
	Statements of Operations for the three months ended September 30, 2010 and 2009 (Unaudited)	F-3
	Statement of Stockholders’ Equity (Deficit) for the Period from December 7, 2007 (Inception) through September 30, 2010 (Unaudited)	F-4
	Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 and for the Period from December 7, 2007 (Inception) through September 30, 2010 (Unaudited)	F-5
	Notes to the Financial Statements (Unaudited)	F-6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1
Item 4T.	Controls and Procedures	7

PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	8
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	8
Item 3.	Defaults Upon Senior Securities	8
Item 4.	Submission of Matters to a Vote of Security Holders	8
Item 5.	Other Information	8
Item 6.	Exhibits	8
Signatures		9
Exhibit Index		10

BUSINESS MARKETING SERVICES, INC.
(A development stage company)
BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(Unaudited)

ASSETS

CURRENT ASSETS

Cash	$25	$946

Total Current Assets	25	946

INTANGIBLE ASSETS

Web-based software platform	3,000	-
Accumulated amortization	(500)	-

Web-based software platform, net	2,500	-

TOTAL ASSETS	$2,525	$946

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accrued expenses	$11,800	$2,250
Notes payable - stockholders	69,468	10,000

Total Current Liabilities	81,268	12,250

TOTAL LIABILITIES	81,268	12,250

STOCKHOLDERS' DEFICIT

Preferred stock: par value $0.0001; 50,000,000 shares authorized;
none issued or outstanding	-	-

Common stock: par value $0.0001; 200,000,000 shares authorized;
19,500,000 and 19,200,000 shares issued and outstanding, respectively	1,950	1,920

Additional paid-in capital	60,605	45,374
Deficit accumulated during the development stage	(141,298)	(58,598)

Total Stockholders' Deficit	(78,743)	(11,304)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,525	$946

See accompanying notes to the financial statements

BUSINESS MARKETING SERVICES, INC.
(A development stage company)
STATEMENTS OF OPERATIONS

			For the Period from
	Nine Months	Nine Months	December 7, 2007
	Ended	Ended	(inception) through
	September 30, 2010	September 30, 2009	September 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES:

PROFESSIONAL FEES	81,267	16,066	129,791
GENERAL AND ADMINISTRATIVE EXPENSES	6	4,293	9,786
AMORTIZATION EXPENSE	500	-	500

TOTAL OPERATING EXPENSES	81,773	20,359	140,077

LOSS FROM OPERATIONS	(81,773)	(20,359)	(140,077)

OTHER (INCOME) EXPENSES

INTEREST EXPENSE - STOCKHOLDER	927	200	1,221

TOTAL OTHER (INCOME) EXPENSES, NET	927	200	1,221

LOSS BEFORE INCOME TAXES	(82,700)	(20,559)	(141,298)

INCOME TAXES	-	-	-

NET LOSS	$(82,700)	$(20,559)	$(141,298)

Net Loss Per Common Share - basic & diluted	$(0.00)	$(0.00)	$(0.01)

Weighted Average Common Shares Outstanding:
- basic & diluted	19,334,070	19,200,000	18,765,630

See accompanying notes to the financial statements

BUSINESS MARKETING SERVICES, INC.
(A development stage company)
STATEMENTS OF OPERATIONS

	Three Months	Three Months
	Ended	Ended
	September 30, 2010	September 30, 2009
	(Unaudited)	(Unaudited)

REVENUE	$-	$-

COST OF SERVICES	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES:

PROFESSIONAL FEES	2,500	1,366
GENERAL AND ADMINISTRATIVE EXPENSES	-	276
AMORTIZATION EXPENSES	500	-

TOTAL OPERATING EXPENSES	3,000	1,642

LOSS FROM OPERATIONS	(3,000)	(1,642)

OTHER (INCOME) EXPENSES

INTEREST EXPENSE - STOCKHOLDER	521	75

TOTAL OTHER (INCOME) EXPENSES, NET	521	75

LOSS BEFORE INCOME TAXES	(3,521)	(1,717)

INCOME TAXES	-	-

NET LOSS	$(3,521)	$(1,717)

Net Loss Per Common Share - basic & diluted	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding:
- basic & diluted	19,500,000	19,200,000

See accompanying notes to the financial statements

BUSINESS MARKETING SERVICES, INC.
(A development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period from December 7, 2007 (inception) through September 30, 2010
(Unaudited)

				Deficit accumulated
			Additional	during the	Total
	Common Stock		Paid-in	Development	Stockholders;
	Shares	Amount	Capital	Stage	Equity (Deficit)

Shares issued upon formation	15,000,000	$1,500	$-	$-	$1,500

Net Loss				(3,250)	(3,250)

Balance, December 31, 2007	15,000,000	1,500	-	(3,250)	(1,750)

Capital Contribution			1,000		1,000

Common shares subscribed on private placement
at $0.01 per share in March 2008	4,200,000	420	41,580		42,000

Net Loss				(32,552)	(32,552)

Balance, December 31, 2008	19,200,000	1,920	42,580	(35,802)	8,698

Interest as in-kind contribution			294		294

Capital contribution			2,500		2,500

Net Loss				(22,796)	(22,796)

Balance, December 31, 2009	19,200,000	1,920	45,374	(58,598)	(11,304)

Interest as in-kind contribution			927		927

Capital contribution			1,334		1,334

Forgiveness of debt by a stockholder			10,000		10,000

Common shares issued for acquisition of source code
and other software assets valued at
$0.01 per share on May 31, 2010	300,000	30	2,970		3,000

Net Loss				(82,700)	(82,700)

Balance, September 30, 2010	19,500,000	$1,950	$60,605	$(141,298)	$(78,743)

See accompanying notes to the financial statements

BUSINESS MARKETING SERVICES, INC.
(A development stage company)
STATEMENTS OF CASH FLOWS

			For the Period from
	Nine Months	Nine Months	December 7, 2007
	Ended	Ended	(inception) through
	September 30, 2010	September 30, 2009	September 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(82,700)	$(20,559)	$(141,298)
Adjustments to reconcile net loss to net cash
used in operating activities
Amortization expense	500		500
Interest contribution	927	200	1,221
Stock issued as compensation	-	-	1,500
Changes in operating assets and liabilities:
Accrued expenses	9,550	(300)	11,800

Net cash used in operating activities	(71,723)	(20,659)	(126,277)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable - stockholder	69,468	10,000	79,468
Proceeds from sale of common shares	-	-	42,000
Capital contribution	1,334	2,500	4,834

Net cash provided by financing activities	70,802	12,500	126,302

NET CHANGE IN CASH	(921)	(8,159)	25

CASH AT BEGINNING OF PERIOD	946	10,448	-

CASH AT END OF PERIOD	$25	$2,289	$25

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NON CASH FINANCING AND INVESTING ACTIVITIES:
Common shares issued for acquisition of source code and related assets	$3,000	$-	$3,000
Forgiveness of debt by a stockholder	$10,000	$-	$10,000

See accompanying notes to the financial statements

Business Marketing Services, Inc.
(A Development Stage Company)
September 30, 2010 and 2009
Notes to the Financial Statements
(Unaudited)

NOTE 1 - ORGANIZATION

Business Marketing Services, Inc., a development stage company, (the “Company”), was incorporated under the laws of the State of Delaware on December 7, 2007. Initial operations have included organization and incorporation, target market identification, marketing plans, and capital formation. A substantial portion of the Company’s activities has involved developing a business plan and establishing contacts and visibility in the marketplace.

Change of control

On January 19, 2010, Hans Pandeya acquired the majority of the issued and outstanding common stock of the Company, from Doug Black, in accordance with a common stock purchase agreement (the “Stock Purchase Agreement”) between Hans Pandeya, Doug Black and the Company.  On the Closing Date, pursuant to the terms of the Stock Purchase Agreement, Hans Pandeya acquired fifteen million (15,000,000) shares of the Company’s outstanding common stock representing approximately 78% of the Company’s then outstanding common stock, for a total purchase price of Three Hundred Twenty-Five Thousand dollars ($325,000).

On March 12, 2010, the Company acquired the source code and other software assets of gTrade, a company organized under the laws of Australia (“gTrade”) from Emil Koutanov, Guy Havenstein, and Tony Fle-Danijelovich (the “Sellers”) pursuant to the Asset Transfer Agreement (the “Asset Transfer Agreement”) between the Company and the Sellers.  The Company intends to use the acquired source code to develop new marketing services for the Company.

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

Software platform

Software platform is stated at cost less accumulated amortization.  Software platform is the source code and other software assets of gTrade the Company acquired for $3,000 on March 12, 2010. As required by section 350-40-25-2 of the FASB Accounting Standards Codification the Company capitalizes costs incurred during the application development stage of software used to upgrade and enhance the function of the software and amortizes these costs over its estimated useful life of three (3) years. Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts. Amortization expense for the nine months ended September 30, 2010 was $500.  Amortization expense for the next two (2) years is $1,000 per year.

Impairment of long-lived assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, which includes software platform is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.  The Company determined that there were no impairments of long-lived assets as of September 30, 2010.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 30, 2010 or 2009, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended September 30, 2010, 2009, or for the period from December 7, 2007 (inception) through September 30, 2010.

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

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period. There were no potentially dilutive shares outstanding for the interim period ended September 30, 2010, 2009, or for the period from December 7, 2007 (inception) through September 30, 2010.

Commitment and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

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

Subsequent events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements are issued.  Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

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

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-02 “Consolidation Topic 810 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification”, which provides amendments to Subtopic 810-10 and related guidance within U.S. GAAP to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to the following:

1.	A subsidiary or group of assets that is a business or nonprofit activity
2.	A subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture
3.	An exchange of a group of assets that constitutes a business or nonprofit activity for a non-controlling interest in an entity (including an equity method investee or joint venture).

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

A milestone should be considered substantive in its entirety. An individual milestone may not be bifurcated. An arrangement may include more than one milestone, and each milestone should be evaluated separately to determine whether the milestone is substantive. Accordingly, an arrangement may contain both substantive and non-substantive milestones.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $141,298 at September 30, 2010, a net loss of $82,700 and net cash used in operations of $71,723 for the interim period then ended, respectively, with no revenues earned since inception.

While the Company is attempting to commence operations and generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations.  Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – NOTES PAYABLE - STOCKHOLDERS

From January 22, 2009 through September 8, 2009, the Company borrowed $12,500 in aggregate from its stockholder, $2,500 of which was contributed to capital at December 31, 2009 and the remaining balance of $10,000 at December 31, 2009 was forgiven on January 15, 2010 and recorded as paid-in capital.  Those notes were due on demand with interest at 3% per annum.  The Company accrued $294 in interest and recorded this amount as an in-kind capital contribution for the year ended December 31, 2009.

From February 28, 2010 through September 30, 2010, the Company borrowed $69,468 in aggregate from its majority stockholder.  Those notes are due on demand with interest at 3% per annum.  The Company accrued $927 in interest and recorded this amount as an in-kind capital contribution for the nine months ended September 30, 2010.

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

During March 2008, the Company sold 4,200,000 shares of common stock at $0.01 per share or $42,000 in aggregate.

On May 31, 2010, the Company issued 300,000 shares of its common stock in connection with the March 12, 2010 purchase of source code and other software assets, valued at $0.01 per share or $3,000 in aggregate.

NOTE 6 – RELATED PARTY TRANSACTIONS

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

On February 5, 2010, we entered into a Consulting Agreement with TAG Strategic.  The agreement calls for TAG Strategic to perform general business advisory services. The term of the agreement is for a twelve month period, which was suspended on June 30, 2010.  The compensation for this agreement is in the form of monthly payments of $20,000.

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

The Company incurred a net loss applicable to common shareholders of $3,521 or loss per share of $0.000 for the three months ended September 30, 2010 and a net loss of $82,700 or loss per share of $0.004 for the nine months ended September 30, 2010 as compared to a net loss applicable to common shareholders of $1,717 or loss per share of $0.000 for the three months ended September 30, 2009 and a net loss of $20,559 or loss per share $0.001 for the nine months ended September 30, 2009. The increased operating losses incurred by the Company during the three months ended September 30, 2010 and the nine months ended September 30, 2010 were attributable to the Company’s recent change in control and corresponding change in business strategy.  The results are more fully discussed in the following section “Results of Operations”.

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

Results of Operations

The following table sets forth certain line items in our condensed consolidated statement of operations as a percentage of total revenues for the periods indicate:

BUSINESS MARKETING SERVICES, INC.
(a development stage company)
STATEMENTS OF OPERATIONS
For the nine months ended September 30, 2010 and 2009,
and from inception (December 7, 2007) through September 30, 2010

			For the Period from
			December 7, 2007
	9 Months	9 Months	(inception)
	Ended	Ended	through
	September 30, 2010	September 30, 2009	September 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)

REVENUE	$-	$-	$-
COST OF SERVICES	-	-	-
GROSS PROFIT	-	-	-

OPERATING EXPENSES:
PROFESSIONAL FEES	81,267	16,066	129,791
GENERAL AND ADMINISTRATIVE EXPENSES	6	4,293	9,786
AMORTIZATION EXPENSE	500	-	500

TOTAL OPERATING EXPENSES	81,773	20,359	140,077

LOSS FROM OPERATIONS	(81,773)	(20,359)	(140,077)
OTHER (INCOME) EXPENSES
INTEREST EXPENSE - STOCKHOLDER	927	200	1,221

TOTAL OTHER (INCOME) EXPENSES, NET	927	200	1,221
LOSS BEFORE INCOME TAXES	(82,700)	(20,559)	(141,298)
INCOME TAXES	-	-	-

NET LOSS	$(82,700)	$(20,559)	$(141,298)

Net Loss Per Common Share - basic & diluted	$(0.00)	$(0.00)	$(0.01)

Weighted Average Common Shares Outstanding:
- basic & diluted	19,334,070	19,200,000	18,765,630

Revenues

The Company did not generate any revenue for the nine months ended September 30, 2010 or the same period in 2009.  The Company is in the development stage and has recently changed its business plan.  The Company expects to begin generating revenue by the end of 2010.

Cost of Services

The Company did not provide any services during the nine month period ended September 30, 2010 or September 30, 2009 and, therefore, did not incur any costs associated with the provision of any services during either period.

General and Administrative Expenses

The Company incurred general and administrative expenses of $6 for the nine month period ended September 30, 2010, as compared to $4,293 for the same period in 2009. The decrease was due to the Company’s abandonment of its previous business plan and change of control in January 2010.  The Company is in the process of implementing its new business plan and expects general and administrative expenses to increase in the future.

Professional Fees

The Company incurred $81,267 in professional fees for the nine month period ended September 30, 2010, as compared to $16,066 for the same period in 2009.  The increase in professional fees was primarily due to the legal and accounting fees incurred in connection with the Company’s change of control and expenses related to implementing the Company’s new business plan.

Interest Expense

The Company had an interest expense of $927 for the nine month period ended September 30, 2010, as compared to $200 for the same period in 2009.  The interest expense in 2010 is primarily attributable to interest on demand notes totaling $12,500 issued to a related party in 2009.  As of December 31, 2009, the principal balance of the demand notes was $10,000.  As of December 31, 2009, $2,500 of the notes was converted to capital contribution and the $294 in interest was accrued and recorded as in-kind contribution.  On January 15, 2010, the balance of the notes was forgiven.  In addition, from February 28 to September 30, 2010, the Company borrowed $69,468 from a primary shareholder.  All notes are demand notes carrying a 3% interest rate.  As of September 30, 2010, the principal balance due on the demand notes was $69,468 and $927 in interest was accrued and recorded as in-kind contribution.

Other Income

The Company did not generate any other income for the nine month period ended September 30, 2010, or for the same period in 2009.

Net Loss

The Company incurred a net loss of $82,700 for the nine month period ended September 30, 2010, as compared to a net loss of $20,559 for the same period in 2009.  The increase primarily relates to the increased professional fees associated with the Company’s change of control and implementation of its new business plan.

Liquidity and Capital Resources

As of September 30, 2010 we had $25 in cash. While we are reviewing our operations and business plan to determine the most effective way to produce revenues, our cash position cannot support our daily operations. Any shortfall is currently funded by our majority shareholder and Chief Executive officer, Hans Pandeya.  Management intends to raise additional funds by way of a public or private offering.   Management believes that the recent change in our business plan will generate revenues and provide the opportunity for us to continue as a going concern. While we believe in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. Our ability to continue as a going concern is dependent upon our ability to further implement its business plan and generate revenues.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

The following table summarizes the Company’s Consolidated Statement of Cash Flows:

	Nine Months Ended September 30,
Net cash provided (used) by operating activities	2010	2009

Operating Activities	(71,723)	(20,659)
Investing Activities	-	-
Financing Activities	70,802	12,500

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

Item 4T.      Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2009. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are ineffective at the reasonable assurance level due to the material weaknesses described below.

In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles.  Accordingly, we believe that the unaudited interim financial statements included in this quarterly report reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2010, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.          We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.          We do not have sufficient segregation of duties within accounting functions, which is a basic internal control.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the unaudited interim financial statements included herein reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

Remediation of Material Weaknesses

We have attempted to remediate the material weaknesses in our disclosure controls and procedures identified above by hiring a full-time CFO, with SEC reporting experience, in the future when funding are available and by working with our independent registered public accounting firm and refining our internal procedures.  To date, we have not been able to hire a full-time CFO due to our limited funding.

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

Item 2.        Unregistered Sales of Equity Securities And Use Of Proceeds.

On March 12, 2010, the Company acquired source code and other software assets of gTrade, a company organized under the laws of Australia (“gTrade”) from the Emil Koutanov, Guy Havenstein,  and Tony Fle-Danijelovich (the “Sellers”) pursuant to the Asset Transfer Agreement (the “Asset Transfer Agreement”) between the Company and the Sellers.   On May 31, 2010 the Company issued 300,000 shares of our common stock valued at $0.01 per share or $3,000 in aggregate on the date of grant.  The Company intends to use the acquired source code to develop new marketing services for businesses.

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

BUSINESS MARKETING SERVICES, INC.

Date: November 22 , 2010	/s/ Hans Pandeya
Chief Executive Officer
(Principal Executive Officer)

Date: November 22 , 2010	/s/ Hans Pandeya
Principal Financial and Accounting Officer