Form 10-K
period 2010-12-31
Business Marketing Services Inc
filed 2011-04-15
CIK 1438138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

Commission File No. 333-152017

Business Marketing Services, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE	80-0154787
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

350 Madison Avenue, 8th Floor
New York, NY	10017
(Address of principal executive offices)	(Zip Code)

(646) 416-6802
 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:    None

Securities registered pursuant to Section 12(g) of the Act:    Common Stock, par value $0.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes  ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes  ☐   No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No  ☒

As of March 15, 2011, the number of outstanding shares of common stock, $0.0001 par value per share, of the registrant was19,500,000 shares.

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

Recent Developments and Changes to Business Plan

On January 19, 2010, Hans Pandeya, our current CEO and director, acquired the majority of the issued and outstanding common stock of the Company, from Doug Black, in accordance with a common stock purchase agreement (the “Stock Purchase Agreement”) between Hans Pandeya, Doug Black and the Company.  On the Closing Date, pursuant to the terms of the Stock Purchase Agreement, Hans Pandeya acquired fifteen million (15,000,000) shares of the Company’s issued and outstanding common stock representing approximately 78% of the Company’s issued and outstanding common stock, for a total purchase price of Three Hundred Twenty-Five Thousand dollars ($325,000).

On February 5, 2010, we entered into a Consulting Agreement with TAG Strategic.  The agreement calls for TAG Strategic to perform general business advisory services. The term of the agreement is for a twelve month period.  The compensation for this agreement is in the form of monthly payments of $20,000.

On March 12, 2010, the Company acquired source code and other software assets of gTrade, a company organized under the laws of Australia (“gTrade”) from the Emil Koutanov, Guy Havenstein, and Tony Fle-Danijelovich (the “Sellers”) pursuant to the Asset Transfer Agreement (the “Asset Transfer Agreement”) between the Company and the Sellers.  On the Closing Date, pursuant to the terms of the Asset Transfer Agreement, the Company delivered a promissory note in the principal amount of $300,000 (the “Note”), with a maturity date of May 31, 2010.  The Note was to be paid, at our option, in cash or by delivery of the number of shares of Company’s common stock based on the daily average closing price of the Company’s common stock from the Closing Date until the date of issuance of the stock.  On May 31, 2010 the Note was satisfied by the issuance of 300,000 shares of our common stock , of which the Company valued at $0.01 per share or $3,000 in aggregate.  On March 12, 2010, we entered into a Consulting Agreement with the Sellers.  The agreement calls for the Sellers to perform software technical advisory services at the times and the locations specified by us. The term of the agreement is for a twelve month period.  The compensation for this agreement is in the form of cash compensation of AUD 100 plus GST per hour, inclusive of any and all applicable taxes and benefits, including payroll tax and superannuation, in Australia and other jurisdictions.  We intend to use the acquired source code to develop new marketing services for businesses.

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

Rewards module plan

We intend to create systems to identify networks of like-minded people within certain communities, for example, within a file-sharing community, and encourage sharing of resources to create a cooperative environment by rewarding them. When users contribute their unused resources to a common pool, the opportunity to monetize idle capacity is created. Revenues created in this cooperative environment can then be passed on to the users in the form of credits. Rewarding users with credits for sharing resources is similar to traditional rewards programs such as frequent flier programs. A user in a file-sharing community thus becomes a service provider with our technology and earns an income from his file-sharing activities, which he can spend on his consumption of digital content.

Strategic acquisitions plan

As mentioned earlier, we intend to make certain strategic acquisitions to facilitate the introduction of technologies we will use. However, a successful acquisition and a successful introduction of next generation file-sharing technology for storage and distribution of digital content will not necessarily give intended results as licensing agreements for content delivered with next generation file-sharing technology are not yet available from many content providers and rights-holders.

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

Employees

As of December 31, 2010, the Company’s sole employee was Hans Pandeya, its President and Chief Executive Officer.

ITEM 1A     Risk Factors

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

Risks Related to the Company

We Have A Limited Operating History That You Can Use To Evaluate Us, And The Likelihood Of Our Success Must Be Considered In Light Of The Problems, Expenses, Difficulties, Complications And Delays Frequently Encountered By A Small Developing Company. There Is No Assurance Our Future Operations Will Result In Profitable Revenues. If We Cannot Generate Sufficient Revenues To Operate Profitably, We Will Cease Operations.

We have no significant financial resources and no revenues to date. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company starting a new business enterprise and the highly competitive environment in which we will operate. Since we have a limited operating history, we cannot assure you that our business will be profitable or that we will ever generate sufficient revenues to meet our expenses and support our anticipated activities.

Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

•	our ability to identify and pursue mediums through which we will be able to market our services;

•	our ability to attract and retain customers;

•	our ability to generate revenues through sales of our products; and

•	our ability to manage growth by managing administrative overhead.

Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and generating limited revenues. We cannot guarantee that we will be successful in generating revenues in the future. Our failure to generate revenues in a timely manner would have a material adverse effect on our business, operating results and financial condition.

We have incurred operating losses since inception and there is no certainty that we will ever achieve profitability.

We have incurred operating losses since our inception. We expect to incur significant increasing operating losses for the foreseeable future, primarily due to the expansion of our operations.  The negative cash flow from operations is expected to continue and to accelerate in the foreseeable future. Our ability to achieve profitability depends upon our ability to execute our business plan.  There can be no assurance that we will ever achieve any revenues or profitable operations.

We Will Require Financing To Achieve Our Current Business Strategy And Our Inability To Obtain Such Financing Could Prohibit Us From Executing Our Business Plan And Cause Us To Slow Down Our Expansion or Cease Our Operations.

We will need to raise a minimum of $ 1 million over the next twelve months through public or private debt or sale of equity to execute our business and marketing plan and to get our operations to profitability. Such financing may not be available as needed. Even if such financing is available, it may be on terms that are materially adverse to your interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms. If we are unable to obtain this financing on reasonable terms, we would be unable to hire the additional employees needed to execute our business plan and we would be forced to delay or scale back our plans for expansion. This would delay our ability to get our operations to profitability and could force us to cease operations. In addition, such inability to obtain financing on reasonable terms could have a material adverse effect on our business, financial condition and results of operation.

Moreover, in addition to monies needed to continue operations over the next twelve months, we anticipate requiring additional funds in order to execute any future plans for growth. No assurance can be given that such funds will be available or, if available, will be on commercially reasonable terms satisfactory to us. There can be no assurance that we will be able to obtain financing if or when it is needed on terms we deem acceptable.

There Is Substantial Uncertainty That We Will Be Able to Continue Operations.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business. As such we may have to cease operations within the next twelve months.

We Face Intense Competition And Our Inability To Successfully Compete With Our Competitors Will Have A Material Adverse Effect On Our Results Of Operation.

The social networking software industry is highly competitive. Many of our competitors have longer operating histories, greater brand recognition, broader service lines and greater financial resources and advertising budgets than we do. Many of our competitors offer similar services or alternatives to our services. We intend to rely solely on concepts developed by Hans Pandeya, our CEO and a director. There can be no assurance that we will procure a market that will be available to support the services we will offer or allow us to seek expansion. There can be no assurance that we will be able to compete effectively in this marketplace.

If We Do Not Attract Customers On Cost-Effective Terms, We Will Not Make A Profit, Which Ultimately Will Result In A Cessation Of Operations.

Our success depends on our ability to attract customers on cost-effective terms. If we are unsuccessful at attracting a sufficient number of clients, our ability to get repeat customers and our financial condition will be harmed.

We Are Dependent On Our CEO, Hans Pendeya, To Guide Our Initial Operations and Implement Our Plan Of Operations. If We Lose His Services We Will Have To Cease Operations

Our success is largely dependent on the skills, experience and efforts of Hans Pandeya, our Chief Executive Officer. The loss of Mr. Pandeya could have a material adverse effect upon our growth strategy and future business development, and therefore the value of your investment.   Any failure to attract and retain qualified employees in the future could also negatively impact the Company’s business strategy.

We are controlled by current officers, directors and principal stockholders.

Our insiders beneficially own approximately 78% of the outstanding shares of our common stock.  Accordingly, our insiders will have the ability to control the election of our Board of Directors and the outcome of issues submitted to our common stockholders for a vote.

Our insiders could also delay or prevent a change in our corporate control even if our other stockholders wanted it to occur.  Accordingly, these insiders may be able to control all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with the Company even if its other stockholders wanted it to occur.

We may be unable to manage our growth or implement our expansion strategy.

We may not be able to expand our product and service offerings, our client base and markets, or implement the other features of our business strategy at the rate or to the extent presently planned. Our projected growth will place a significant strain on our administrative, operational and financial resources. If we are unable to successfully manage our future growth, establish and continue to upgrade our operating and financial control systems, recruit and hire necessary personnel or effectively manage unexpected expansion difficulties, our financial condition and results of operations could be materially and adversely affected.

Any Inability to adequately protect our intellectual property could harm our ability to compete.

Our future success and ability to compete depends in part upon our intellectual property, which we attempt to protect with a combination of copyright and trademark laws, as well as with contractual provisions. These legal protections afford only limited protection and are time-consuming and expensive to obtain and/or maintain. Further, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.

Our involvement in intellectual property litigation could adversely affect our business.

If we are alleged to infringe the intellectual property rights of a third party, any litigation to defend the claim could be costly and would divert the time and resources of management, regardless of the merits of the claim. There can be no assurance that we would prevail in any such litigation. If we were to lose a litigation relating to intellectual property, we could, among other things, be forced to pay monetary damages and/or to cease the sale or use of certain products. Any of the foregoing may adversely affect our business.

Compliance with Sarbanes-Oxley Section 404

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

Risks Relating to the Company’s Securities

There is not now, and there may not ever be, an active market for our shares of common stock.

There can be no assurance that an active market for our common stock will develop. If an active public market for our common stock does not develop, shareholders may not be able to re-sell the shares of our common stock that they own and may lose all of their investment.

Sales of a substantial number of shares of our common stock may cause the price of our common stock to decline.

Should an active public market develop and our stockholders sell substantial amounts of our common stock in the public market, shares sold at a price below the current market price at which the common stock is trading will cause that market price to decline. Moreover, the offer or sale of a large number of shares at any price may cause the market price to fall. These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

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

Issuance of Additional Shares of our Common Stock for financing or debt conversion could cause significant dilution for our current stockholders.

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

We may not be able to remain current in our SEC reporting requirements.

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

We have not paid dividends in the past and do not expect to pay dividends in the future. Any return on investment may be limited to the value of our common stock.

The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends on its common stock in the foreseeable future, so any return on investment may be limited to the value of the Company’s stock. The Company plans to retain any future earnings to finance growth.

Our Common Stock will be subject to the "Penny Stock" rules of the SEC.

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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule required by the SEC relating to the penny stock market, which, in highlight form, sets forth:

·     the basis on which the broker or dealer made the suitability determination, and
·     that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

Patterns of fraud and abuse include:

·	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
·	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
·	“Boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;
·	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
·
Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

FINRA Sales Practice Requirements May Limit A Stockholder's Ability To Buy And Sell Our Stock.

FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity and liquidity of our common stock. Further, many brokers charge higher transactional fees for penny stock transactions. As a result, fewer broker-dealers may be willing to make a market in our common stock, reducing a stockholder's ability to resell shares of our common stock.

ITEM 1B     Unresolved Staff Comments

None.

ITEM 2        Properties

As of February 1, 2011, our business office was located at 350 Madison Avenue, 8th Floor, New York, NY 10017. Management believes that existing facilities are adequate to meet current requirements, and that suitable additional space will be available as needed to accommodate any further physical expansion of operations.

ITEM 3        Legal Proceedings

The Company is not party to any other legal proceeding.  The Company may become a party to various claims, legal actions and complaints arising in the ordinary course of business.  In the opinion of management, there were no matters that would have a material adverse effect on the financial condition of the Company as of December 31, 2010 and 2009.

ITEM 4.       Submission of Matters to a Vote of Security Holders

None.

ITEM 5        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

Our common stock is quoted on the OTC Bulletin Board, a service provided by the Nasdaq Stock Market Inc., under the symbol “BMSV.OB”.  The following table sets forth the high and low bid prices for our common stock as reported each quarterly period within the last two fiscal years on the OTC Bulletin Board, as reported by the National Quotation Bureau. The high and low prices reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions (1).

Period	High Bid	Low Bid
1st Quarter 2009	$0.00	$0.00
2nd Quarter 2009	0.00	0.00
3rd Quarter 2009	0.00	0.00
4th Quarter 2009	0.00	0.00

1st Quarter 2010	$2.00	$0.00
2nd Quarter 2010	2.05	2.00
3rd Quarter 2010	2.05	0.00
4th Quarter 2010	1.00	0.00

1st Quarter 2011	$1.00	$1.00

On April 12, 2011, the National Quotation Bureau, Inc. reported that the closing ask price on our common stock was $1.00 per share.

Record Holders

As of December 31, 2010, there were approximately 45 holders of record of our common stock. The Board of Directors believe that the number of beneficial owners is greater than the number of record holders because a portion of our outstanding common stock is held of record in broker "street names" for the benefit of individual investors. The beneficial owners of such shares are not known to us.

As of December 31, 2010, the shareholders list from our transfer agent shows that there were 19,500,000 shares of common stock outstanding. Of those shares, 15,000,000 shares, or 77% percent of our outstanding common stock, were owned by our officers and directors.

Dividend Policy

We have not paid dividends on our common stock and do not plan to pay such dividends in the foreseeable future.  Our Board of Directors will determine our future dividend policy on the basis of many factors, including results of operations, capital requirements, and general business conditions.

Recent Sales of Unregistered Securities

On March 12, 2010, the Company acquired source code and other software assets of gTrade pursuant to the terms of an Asset Transfer Agreement (the “Asset Transfer Agreement”).  On the Closing Date, the Company delivered a promissory note in the principal amount of $300,000 (the “Note”), with a maturity date of May 31, 2010, in payment of the purchase price.  The Note was to be paid, at the Company’s option, in cash or by the issuance of shares of the Company’s common stock.  On May 31, 2010, the Note was satisfied by the issuance of 300,000 shares of our common stock , of which the Company valued at $0.01 per share or $3,000 in aggregate .

Securities Authorized For Issuance Under Equity Compensation Plan

The Company does not have any Equity Compensation Plans, nor has the Company issued any securities pursuant to any Equity Compensation Plan.

ITEM 6.       SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

ITEM 7.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

You should read the following discussion in conjunction with our audited financial statements, which are included elsewhere in this Form 10-K, and the special note on Forward Looking Statements appearing before Item 1. Business.  Management’s Discussion and Analysis and its plans of operation contain statements that are forward-looking.  These statements are based on current expectations and assumptions, which are subject to risk, uncertainties and other factors.  Actual results may differ materially because of the factors discussed in the subsection titled “Risk Factors,” which are located in Item 1A.

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

Recent Developments and Changes to Business Plan

On January 19, 2010, Hans Pandeya, our current CEO and director, acquired the majority of the issued and outstanding common stock of the Company, from Doug Black, in accordance with a common stock purchase agreement (the “Stock Purchase Agreement”) between Hans Pandeya, Doug Black and the Company.  On the Closing Date, pursuant to the terms of the Stock Purchase Agreement, Hans Pandeya acquired fifteen million (15,000,000) shares of the Company’s issued and outstanding common stock representing approximately 78% of the Company’s issued and outstanding common stock, for a total purchase price of Three Hundred Twenty-Five Thousand dollars ($325,000).

On February 5, 2010, we entered into a Consulting Agreement with TAG Strategic.  The agreement calls for TAG Strategic to perform general business advisory services. The term of the agreement is for a twelve month period.  The compensation for this agreement is in the form of monthly payments of $20,000.

On March 12, 2010, the Company acquired source code and other software assets of gTrade, a company organized under the laws of Australia (“gTrade”) from the Emil Koutanov, Guy Havenstein, and Tony Fle-Danijelovich (the “Sellers”) pursuant to the Asset Transfer Agreement (the “Asset Transfer Agreement”) between the Company and the Sellers.  On the Closing Date, pursuant to the terms of the Asset Transfer Agreement, the Company delivered a promissory note in the principal amount of $300,000 (the “Note”), with a maturity date of May 31, 2010.  The Note was to be paid, at our option, in cash or by delivery of the number of shares of Company’s common stock based on the daily average closing price of the Company’s common stock from the Closing Date until the date of issuance of the stock.  On May 31, 2010 the Note was satisfied by the issuance of 300,000 shares of our common stock, of which the Company valued at $0.01 per share or $3,000 in aggregate.  On March 12, 2010, we entered into a Consulting Agreement with the Sellers.  The agreement calls for the Sellers to perform software technical advisory services at the times and the locations specified by us. The term of the agreement is for a twelve month period.  The compensation for this agreement is in the form of cash compensation of AUD 100 plus GST per hour, inclusive of any and all applicable taxes and benefits, including payroll tax and superannuation, in Australia and other jurisdictions.  We intend to use the acquired source code to develop new marketing services for businesses.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operation is based upon our audited financial statements, which have been prepared in accordance with Generally Accepted Accounting Principles (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

Loss Per Share

Basic loss per share is presented on the face of the statements of operations. Basic loss per share is calculated as the loss attributable to common stockholders divided by the weighted average number of shares outstanding during each period. Basic (loss) per share is computed using the weighted average number of shares outstanding during the period.  Due to the Company’s losses from continuing operations, dilutive potential common shares in the form of warrants and unvested common stock awards were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented.

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

Subsequent Events

February 25, 2011 we completed the acquisition of certain assets pursuant to the terms and conditions of the Share Transfer Agreement (the “STA”) by and between the Company and Smartlaunch Systems A/S (“Smartlaunch”), whereby we acquired all of its rights, title and interest in shares of the common stock of Adcore Aps, equaling 10% of the issued and outstanding common stock of Adcore Aps. The purchase price of the assets purchased by the Registrant pursuant to the STA was 654,648 Swedish Kroner. The purchase price was paid by the Registrant through the issuance of a promissory note to Smartlaunch (the “Note”).  The Note has a one (1) year term, is payable at maturity and has an interest rate of ten (10) percent. The interest on the Note is payable 180 and 360 days from the issuance date of the Note. The Note is unsecured.

Results of Operations

The following table sets forth, for the periods indicated, the Statements of Operations that is used in the following discussions of our results of operations.

BUSINESS MARKETING SERVICES, INC.
(a development stage company)
STATEMENTS OF OPERATIONS

	12 MONTHS	12 MONTHS	FROM
	ENDING	ENDING	INCEPTION
REVENUE	12/31/2010	12/31/2009	TO 12/31/2010

COST OF SERVICES	$-	$-	$-

GROSS PROFIT OR (LOSS)	-	-	-

Professional Fees	86,432	18,191	134,956

GENERAL AND ADMINISTRATIVE EXPENSES	36	4,311	9,816

AMORTIZATION	750	-	750

TOTAL OPERATING EXPENSES	87,218	22,502	145,522

INTEREST EXPENSE - STOCKHOLDER	927	294	1,221

			-

NET LOSS	$(88,145)	$(22,796)	$(146,743)

Earnings (loss) per share	$(0.00)	$(0.00)	$(0.01)

Revenue

The Company did not have any revenue in the year ended December 31, 2010.  We are still in our development stage as of December 31, 2010.

Operating Expenses

The Company operating expenses for 2010 was $87,218 as compared to $22,502 in 2009. The increase of $64,716 was primarily due to an increase in professional fees as the Company has changed its business model to focus on software as a service. The Company professional fees also increased because of reauditing its prior years because its prior auditor opinion could no longer be relied upon.

Other Expenses

The Company had interest expense of $927 for the year ended December 31, 2010, compared to $294 for the year ended December 31, 2009.  The Interest expense is attributable to interest on demand notes issued to a related party in 2009.

Liquidity

As of December 31, 2010 we had $48 in cash. While we are reviewing our operations and business plan to determine the most effective way to produce revenues, our cash position may not be significant enough to support our daily operations. Management intends to raise additional funds by way of a public or private offering.   Management believes that the actions presently being taken to refine our business plan and generate revenues provide the opportunity for us to continue as a going concern. While we believe in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. Our ability to continue as a going concern is dependent upon our ability raise a minimum of $1 million and to further implement its business plan and generate revenues.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

The following table summarizes the Company’s Statement of Cash Flows:

	Twelve Months Ended December 31,
Net cash provided (used) by operating activities	2010	2009

Operating Activities	(84,143)	(22,002)
Investing Activities	-	-
Financing Activities	83,245	12,500

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.  However, risk factors relating to the Company and Company’s securities are described under “Item 1A Risk Factors.”

ITEM 8.       Financial Statements and Supplementary Data

Business Marketing Services, Inc.

December 31, 2010 and 2009

Index to Financial Statements

Contents                                                                                                                                                                Page(s)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
Business Marketing Services, Inc.
(A Development Stage Company)
Cambridge, Massachusetts

We have audited the accompanying balance sheets of Business Marketing Services, Inc., a development stage company, (the “Company”) as of December 31, 2010 and 2009 and the related statements of operations, stockholder’s equity (deficit) and cash flows for the years then ended and for the period from December 7, 2007 (inception) through December 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended and for the period from December 7, 2007 (inception) through December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company had a deficit accumulated during the development stage at December 31, 2010 and had a net loss and net cash used in operating activities for the year then ended, with no revenues earned since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li & Company, PC
Li & Company, PC

Skillman, New Jersey
April 15, 2011

BUSINESS MARKETING SERVICES, INC.
(A development stage company)
BALANCE SHEETS

	December 31, 2010	December 31, 2009

ASSETS

CURRENT ASSETS

Cash	$48	$946

Total Current Assets	48	946

INTANGIBLE ASSETS

Web-based software platform	3,000	-
Accumulated amortization	(750)	-

Web-based software platform, net	2,250	-

TOTAL ASSETS	$2,298	$946

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accrued expenses	$4,575	$2,250
Notes payable - stockholders	81,911	10,000

Total Current Liabilities	86,486	12,250

TOTAL LIABILITIES	86,486	12,250

STOCKHOLDERS' DEFICIT

Preferred stock: par value $0.0001; 50,000,000 shares authorized;
none issued or outstanding	-	-

Common stock: par value $0.0001; 200,000,000 shares authorized;
19,500,000 and 19,200,000 shares issued and outstanding, respectively	1,950	1,920

Additional paid-In capital	60,605	45,374
Deficit accumulated during the development stage	(146,743)	(58,598)

Total Stockholders' Deficit	(84,188)	(11,304)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,298	$946

See accompanying notes to the financial statements

BUSINESS MARKETING SERVICES, INC.
(A development stage company)
STATEMENTS OF OPERATIONS

			For the Period from
	For the Year	For the Year	December 7, 2007
	Ended	Ended	(inception) through
	December 31, 2010	December 31, 2009	December 31, 2010

REVENUE	$-	$-	$-

PROFESSIONAL FEES	86,432	18,191	134,956
GENERAL AND ADMINISTRATIVE EXPENSES	36	4,311	9,816
AMORTIZATION EXPENSE	750	-	750

TOTAL OPERATING EXPENSES	87,218	22,502	145,522

LOSS FROM OPERATIONS	(87,218)	(22,502)	(145,522)

OTHER (INCOME) EXPENSES

INTEREST EXPENSE - STOCKHOLDER	927	294	1,221

TOTAL OTHER (INCOME) EXPENSES, NET	927	294	1,221

LOSS BEFORE INCOME TAXES	(88,145)	(22,796)	(146,743)

INCOME TAXES	-	-	-

NET LOSS	$(88,145)	$(22,796)	$(146,743)

Net Loss Per Common Share - basic & diluted	$(0.00)	$(0.00)	$(0.01)

Weighted Average Common Shares Outstanding:
- basic & diluted	19,375,890	19,200,000	18,825,990

See accompanying notes to the financial statements

BUSINESS MARKETING SERVICES, INC.
(A development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period from December 7, 2007 (inception) through December 31, 2010

				Deficit accumulated
			Additionsal	during the	Total
	Common Stock		Paid-in	Development	Stockholders;
	Shares	Amount	Capital	Stage	Equity (Deficit)

Shares issued upon formation	15,000,000	$1,500	$-	$-	$1,500

Net Loss				(3,250)	(3,250)

Balance, December 31, 2007	15,000,000	1,500	-	(3,250)	(1,750)

Capital Contribution			1,000		1,000

Common shares subscribed on private placement
at $0.01 per share in March 2008	4,200,000	420	41,580		42,000

Net Loss				(32,552)	(32,552)

Balance, December 31, 2008	19,200,000	1,920	42,580	(35,802)	8,698

Interest as in-kind contribution			294		294

Capital contribution			2,500		2,500

Net Loss				(22,796)	(22,796)

Balance, December 31, 2009	19,200,000	1,920	45,374	(58,598)	(11,304)

Interest contributed to capital			927		927

Capital contribution			1,334		1,334

Forgiveness of debt by a stockholder			10,000		10,000

Common shares issued for acquisition of source code
and other software assets valued at
$0.01 per share on May 31, 2010	300,000	30	2,970		3,000

Net Loss				(88,145)	(88,145)

Balance, December 31, 2010	19,500,000	$1,950	$60,605	$(146,743)	$(84,188)

See accompanying notes to the financial statements

BUSINESS MARKETING SERVICES, INC.
(A development stage company)
STATEMENTS OF CASH FLOWS

			For the Period from
	For the Year	For the Year	December 7, 2007
	Ended	Ended	(inception) through
	December 31, 2010	December 31, 2009	December 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(88,145)	$(22,796)	$(146,743)
Adjustments to reconcile net loss to net cash
used in operating activities
Amortization expense	750		750
Interest contribution	927	294	1,221
Stock issued as compensation	-	-	1,500
Changes in operating assets and liabilities:
Accrued expenses	2,325	500	4,575

Net cash used in operating activities	(84,143)	(22,002)	(138,697)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable - stockholder	81,911	10,000	91,911
Proceeds from sale of common shares	-	-	42,000
Capital contribution	1,334	2,500	4,834

Net cash flows provided by financing activities	83,245	12,500	138,745

NET CHANGE IN CASH	(898)	(9,502)	48

CASH BALANCE AT BEGINNING OF PERIOD	946	10,448	-

CASH BALANCE AT END OF PERIOD	$48	$946	$48

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NON CASH FINANCING AND INVESTING ACTIVITIES:
Common shares issued for acquisition of source code and related assets	$3,000	$-	$3,000
Forgiveness of debt by stockholder	$10,000	$-	$10,000

See accompanying notes to the financial statements

Business Marketing Services, Inc.
(A Development Stage Company)
December 31, 2010 and 2009
Notes to the Financial Statements

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

Change of control

On January 19, 2010, Hans Pandeya acquired fifteen million (15,000,000) shares of the Company’s outstanding common stock representing approximately 78% of the Company’s then outstanding common stock, from Doug Black, in accordance with a common stock purchase agreement (the “Stock Purchase Agreement”) for a total purchase price of Three Hundred Twenty-Five Thousand dollars ($325,000).

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCONTING POLICIES

Basis of presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Amortization expense for the twelve months ended December 31, 2010 was $750.  Amortization expense for the next two (2) years is $1,000 per year.

Impairment of long-lived assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, which includes software platform is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.  The Company determined that there were no impairments of long-lived assets as of December 31, 2010.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2010 or 2009; no gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the period ended December 31, 2010, or 2009, or for the period from December 7, 2007 (inception) through December 31, 2010.

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

Equity instruments issued to parties other than employees for acquiring goods or services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of section 505-50-30 of the FASB Accounting Standards Codification (“Section 505-50-30”).

Pursuant to Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.

Pursuant to Paragraph 505-50-30-S99-1, if the Company receives a right to receive future services in exchange for unvested, forfeitable equity instruments, those equity instruments are treated as unissued for accounting purposes until the future services are received (that is, the instruments are not considered issued until they vest). Consequently, there would be no recognition at the measurement date and no entry should be recorded.

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

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period. There were no potentially dilutive shares outstanding for the periods ended December 31, 2010 and 2009, or for the period from December 7, 2007 (inception) through December 31, 2010.

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

Recently issued accounting pronouncements

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements”, which provides amendments to Subtopic 820-10 that requires new disclosures as follows:

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

In April 2010, the FASB issued ASU No. 2010-13, “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades” (“ASU 2010-13”). This update provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.

In August 2010, the FASB issued ASU 2010-21, “Accounting for Technical Amendments to Various SEC Rules and Schedules: Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies” (“ASU 2010-21”), was issued to conform the SEC’s reporting requirements to the terminology and provisions in ASC 805, Business Combinations, and in ASC 810-10, Consolidation. ASU No. 2010-21 was issued to reflect SEC Release No. 33-9026, “Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies,” which was effective April 23, 2009. The ASU also proposes additions or modifications to the XBRL taxonomy as a result of the amendments in the update.

In August 2010, the FASB issued ASU 2010-22, “Accounting for Various Topics: Technical Corrections to SEC Paragraphs” (“ASU 2010-22”), which amends various SEC paragraphs based on external comments received and the issuance of SEC Staff Accounting Bulletin (SAB) No. 112, which amends or rescinds portions of certain SAB topics.  The topics affected include reporting of inventories in condensed financial statements for Form 10-Q, debt issue costs in conjunction with a business combination, sales of  stock by subsidiary, gain recognition on sales of business, business combinations prior to an initial public offering, loss contingent and liability assumed in business combination, divestitures, and oil and gas exchange offers.

In December 2010, the FASB issued the FASB Accounting Standards Update No. 2010-28 “Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”).Under ASU 2010-28, if the carrying amount of a reporting unit is zero or negative, an entity must assess whether it is more likely than not that goodwill impairment exists. To make that determination, an entity should consider whether there are adverse qualitative factors that could impact the amount of goodwill, including those listed in ASC 350-20-35-30. As a result of the new guidance, an entity can no longer assert that a reporting unit is not required to perform the second step of the goodwill impairment test because the carrying amount of the reporting unit is zero or negative, despite the existence of qualitative factors that indicate goodwill is more likely than not impaired. ASU 2010-28 is effective for public entities for fiscal years, and for interim periods within those years, beginning after December 15, 2010, with early adoption prohibited.

In December 2010, the FASB issued the FASB Accounting Standards Update No. 2010-29 “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”). ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this Update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amended guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $146,743 at December 31, 2010, a net loss of $88,145 and net cash used in operating activities of $84,143 for the year then ended, respectively, with no revenues earned since inception.

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

NOTE 4 – NOTES PAYABLE - STOCKHOLDER

From January 22, 2009 through September 8, 2009, the Company borrowed $12,500 in aggregate from its major stockholder, $2,500 of which was contributed to capital at December 31, 2009 and the remaining balance of $10,000 at December 31, 2009 was forgiven on January 15, 2010 and recorded as paid-in capital.  Those notes were due on demand with interest at 3% per annum.  The Company accrued $294 in interest and recorded this amount as a contribution for the year ended December 31, 2009.

From February 28, 2010 through December 31, 2010, the Company borrowed $81,911 in aggregate from its majority stockholder.  Those notes are due on demand with imputed interest at 3% per annum.  The Company imputed $927 in interest and recorded this amount as a capital contribution for the twelve months ended December 31, 2010.

NOTE 5 - STOCKHOLDERS’ EQUITY

Preferred stock

Preferred stock includes 50,000,000 shares authorized at $0.0001 par value, none of which are issued or outstanding.

Common stock

Common Stock includes 200,000,000 shares authorized at $0.0001 par value, 15,000,000 of which have been issued for the amount of $1,500 on December 7, 2007 in acceptance of the incorporation expenses for the Company.

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

NOTE 7 – INCOME TAXES

Deferred tax assets

At December 31, 2010, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $146,743 that may be offset against future taxable income through 2030.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $49,893 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $49,893.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.  The valuation allowance increased approximately $29,970 and $7,750 for the year ended December 31, 2010 and 2009, respectively.

Components of deferred tax assets at December 31, 2010 and 2009 are as follows:

	December 31, 2010	December 31, 2009
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$49,893	19,923
Less valuation allowance	(49,893)	(19,923)

Deferred tax assets, net of valuation allowance	$-	$-

Income taxes in the statements of operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2010

Federal statutory income tax rate	34.0%	34.0%
Change in valuation allowance on net operating loss carry-forwards	(34.0)%	(34.0)%
Effective income tax rate	0.0%	0.0%

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that certain reportable subsequent events were to be disclosed as follows:

Acquisition of Assets

On February 25, 2011 (the “Closing Date”), the Company acquired certain assets pursuant to the terms and conditions of the Share Transfer Agreement (the “STA”) by and between the Company and Smartlaunch Systems A/S (“Smartlaunch”) Company for 654,648 Swedish Kroner, the equivalent of $120,979 in the form of a promissory note to Smartlaunch (the “Note”).  The Note has a one (1) year term with interest at 10% per annum, and is payable at maturity. The interest on the Note is payable 180 and 360 days from the issuance date of the Note.

On the Closing Date, under the terms and conditions of the STA, the Company purchased and Smartlaunch sold all of its rights, title and interest in shares of the common stock of Adcore Aps, a Danish corporation with offices at Kristen Bernikows Gade 6, 4. 1105 Copenhagen K, Denmark; company number: 32320465. The shares acquired by the Company equal 10% of the issued and outstanding common stock of Adcore Aps.

ITEM 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On August 24, 2010, Gately and Associates, LLC (“Gately”) resigned as the independent registered public accounting firm for the Company and on August 24, 2010 we engaged Li & Company, PC as our independent registered public accounting firm. The change of our independent registered public accounting firm and engagement of Li & Company, PC was approved by our Board of Directors on August 24, 2010.

Gately’s audit reports on our financial statements for the fiscal years ended December 31, 2009 and 2008 did not contain an adverse opinion or a disclaimer of opinion. Their opinion for the fiscal years ended December 31, 2008 and 2009 were not qualified or modified as to audit scope or accounting principles except that each such audit report for the fiscal years ended December 31, 2008 and 2009 contained a qualification regarding uncertainty regarding the Company’s ability to continue as a going concern.

Effective October 22, 2010, the Public Company Accounting Oversight Board (“PCAOB”) revoked the registration of Gately.  As Gately is no longer registered with the PCAOB, we may not rely on its audit reports in our filings with the Commission and as such we were required to reaudit the 2009 financial statements.

ITEM 9A (T).     Controls and Procedures

Evaluation of Disclosure Control and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2010. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were ineffective as of December 31, 2010.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC.

ITEM 9B .    Other Information

The following information was filed on Form 8-K with the SEC through March 31, 2011:

On February 25, 2011, we reported that on February 25, 2011 we completed the acquisition of certain assets pursuant to the terms and conditions of the Share Transfer Agreement (the “STA”) by and between the Company and Smartlaunch Systems A/S (“Smartlaunch”), whereby we acquired all of its rights, title and interest in shares of the common stock of Adcore Aps, equaling 10% of the issued and outstanding common stock of Adcore Aps. The purchase price of the assets purchased by the Registrant pursuant to the STA was 654,648 Swedish Kroner. The purchase price was paid by the Registrant through the issuance of a promissory note to Smartlaunch (the “Note”).  The Note has a one (1) year term, is payable at maturity and has an interest rate of ten (10) percent. The interest on the Note is payable 180 and 360 days from the issuance date of the Note. The Note is unsecured.

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

General

Our executive officers are elected by, and serve at the pleasure of, our board of directors. Our directors serve terms of one year each, with the current directors serving until the next annual meeting of stockholders, and in each case until their respective successors are duly elected and qualified.

None of our directors, executive officers, promoters or control persons has, within the last five years: (i) had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (ii) been convicted in a criminal proceeding or is currently subject to a pending criminal proceeding (excluding traffic violations or similar misdemeanors); (iii) been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; (iv) been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission (the "SEC") or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated. There are no family relationships among any of our directors and executive officers.

Election of Directors and Officers

Holders of our common stock are entitled to one (1) vote for each share held on all matters submitted to a vote of the stockholders, including the election of directors. Our Board of Directors is elected at the annual meeting of the stockholders or at a special meeting called for that purpose. Each director holds office until the next annual meeting of the stockholders and until the director’s successor is elected and qualified. If a vacancy occurs on the Board of Directors, including a vacancy resulting from an increase in the number of directors, the vacancy may be filled by the Board of Directors or by the stockholders at the next annual stockholders’ meeting or at a special meeting of the stockholders called for that purpose.

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

ITEM 11.      Executive Compensation

Compensation of Executive Officers

There was no compensation paid to any executive employees during 2010.

Employment Agreements

The Company does not have any employment agreements with any employees.

Director Compensation

In 2010, no director received any cash compensation or any other renumeration for their board services.

ITEM 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Management and Certain Beneficial Owners

The following table sets forth as of December 31, 2010, certain information regarding the beneficial ownership of our outstanding common stock by (i) each person known to us to beneficially own more than 5% of our common stock, (ii) each Named Executive Officer, (iii) each of our Directors and (iv) all of such Directors and officers as a group. Except as otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all of the common shares owned by them.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Percentage of beneficial ownership is based on 19,500,000 shares of common stock outstanding as of December 31, 2010.

	Beneficial Ownership
Name and Address (1)	Shares	%
Directors and Named Officers
Hans Pandeya	15,000,000	77%

All current executive officers and directors as a group (1 person)	15,000,000	77%

(1) The address of all Officers and Directors is care of the Company at the address shown on the cover of this filing.

On January 19, 2010, Hans Pandeya purchased all of Doug Black’s 15,000,000 shares of common stock.  Doug Black resigned as a director and officer of the Company as of January 19, 2010, and Hans Pandeya was appointed a Director, President and Chief Executive Officer of the Company on January 19, 2010.

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

ITEM 14.      Principal Accounting Fees and Services

The firm of Li & Company, PC an independent registered public accounting firm, has served as our auditors for the fiscal years ending December 31, 2010 and 2009.

Audit and Non-Audit Fees

The following table presents fees for professional audit services rendered by Li & Company, PC for the audit of our annual financial statements and fees billed for other services for the years ended December 31, 2010 and 2009.

Services	2010	2009

Fees for annual audit and quarterly reviews (*)	$13,000	$2,550
Review of SEC filings	$-	$-
Tax and other matters	$-	$-
Total	$13,000	$2,550

The Company were billed by Li & Company, PC for the audit and review of the Company’s 2010 financial statements inclusive of re-audit of the Company’s 2009 financial statements;

The Company were billed by Gately & Associates, LLC for the audit and review of the Company’s 2009 financial statements.

Audit Committee Pre-Approval Policies and Procedures

The Company does not have an Audit Committee, however the board of directors acts as the audit committee of the Company, and accordingly, all services are approved by the Board of Directors.

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

Business Marketing Services, Inc.

Date: April 15, 2011	/s/ Hans Pandeya
Hans Pandeya
Chief Executive Officer and President

Date: April 15, 2011	/s/ Hans Pandeya
Hans Pandeya
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the date(s) indicated.

SIGNATURE	TITLE	DATE

/s/ Hans Pandeya	Director	April 15, 2011
Hans Pandeya