Form 10-Q
period 2011-03-31
Business Marketing Services Inc
filed 2011-05-31
CIK 1438138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number:     333-152017

BUSINESS MARKETING SERVICES, INC.
(Exact name of Registrant as specified in its charter)

Delaware	80-0154787
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

350 Madison Avenue, 8th Floor
New York, NY 10017
(Address of principal executive offices)

(646) 416-6802
(Registrant’s telephone number, including area code)

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

As of May 13, 2011, there were 19,500,000 shares of the registrant’s common stock outstanding.

BUSINESS MARKETING SERVICES, INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2011

Business Marketing Services, Inc.

March 31, 2011 and 2010

Index to Consolidated Financial Statements

Contents	Page(s)

Consolidated Balance Sheets at March 31, 2010 (Unaudited) and December 31, 2010	F-2

Consolidated Statements of Operations for the interim period ended March 31, 2011 and 2010 and for the Period from December 7, 2007 (Inception) through March 31, 2011 (Unaudited)	F-3

Consolidated Statement of Stockholders’ Equity (Deficit) for the Period from December 7, 2007 (Inception) through March 31, 2011 (Unaudited)	F-4

Consolidated Statements of Cash Flows for the interim period ended March 31, 2011 and 2010 and for the Period from December 7, 2007 (Inception) through March 31, 2011 (Unaudited)	F-5

Notes to the Consolidated Financial Statements (Unaudited)	F-6

BUSINESS MARKETING SERVICES, INC.
(A development stage company)
Consolidated Balance Sheets

	March 31, 2011	December 31, 2010
	(Unaudited)

ASSETS

CURRENT ASSETS

Cash	$19,228	$48

Total Current Assets	19,228	48

WEB-BASED SOFTWARE PLATFORM
Web-based software platform	4,668	3,000
Accumulated amortization	(1,000)	(750)

Web-based software platform, net	3,668	2,250

TOTAL ASSETS	$22,896	$2,298

LIABILITIES AND DEFICIT

CURRENT LIABILITIES

Accrued expenses	$4,850	$4,575
Accrued interest	962	-
Advances from noncontrolling interest holder	8,033
Notes payable - stockholder	94,271	81,911
Note payable - related party	101,816	-

Total Current Liabilities	209,932	86,486

TOTAL LIABILITIES	209,932	86,486

DEFICIT

Business Marketing Services Stockholders' Deficit

Preferred stock: par value $0.0001; 50,000,000 shares authorized;
none issued or outstanding	-	-
Common stock: par value $0.0001; 200,000,000 shares authorized;
19,500,000 shares issued and outstanding	1,950	1,950
Additional paid-In capital	60,605	60,605
Deficit accumulated during the development stage	(254,888)	(146,743)
Accumulated other comprehensive income
Foreign currency translation gain	108	-

Total Business Marketing Services Stockholders' Deficit	(192,225)	(84,188)

NONCONTROLLING INTEREST IN SUBSIDIARY	5,190	-

Total Deficit	(187,035)	(84,188)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$22,896	$2,298

See accompanying notes to the consolidated financial statements

BUSINESS MARKETING SERVICES, INC.
(A development stage company)
Consolidated Statements of Operations

			For the Period from
	Three Months	Three Months	December 7, 2007
	Ended	Ended	(inception) through
	March 31, 2011	March 31, 2010	March 31, 2011
	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-
Operating Expenses:

AMORTIZATION EXPENSE	250	-	1,000
COMPENSATION-OFFICER	100,148	-	100,148
PROFESSIONAL FEES	8,124	45,968	143,080
GENERAL AND ADMINISTRATIVE EXPENSES	213	6	10,029

Total Operating Expenses	108,735	45,974	254,257

Loss from Operations	(108,735)	(45,974)	(254,257)

Other (Income) Expenses

INTEREST EXPENSE - RELATED PARTY	962	-	962
INTEREST EXPENSE - STOCKHOLDER	-	470	1,221

Total Other (Income) Expenses, Net	962	470	2,183

Loss before income taxes and non-controlling interest	(109,697)	(46,444)	(256,440)

Provision for income taxes	-	-	-

Net loss before non-controlling interest	(109,697)	(46,444)	(256,440)
Net loss attributable to non-controlling interest	(1,552)	-	(1,552)

Net loss attributable to Business Marketing Services' stockholders	$(108,145)	$(46,444)	$(254,888)

Net Loss Per Common Share - basic & diluted	$(0.01)	$(0.00)	$(0.01)

Weighted Average Common Shares Outstanding:
- basic & diluted	19,500,000	19,200,000	18,876,360

Comprehensive Loss:
Net loss	$(108,145)	$(46,444)	$(254,888)
Foreign currency translation gain	179	-	179
Comprehensive income attributable to non-controlling interest	(71)	-	(71)

Comprehensive loss attributable to Business Marketing Services, Inc.	$(108,037)	$(46,444)	$(254,780)

See accompanying notes to the consolidated financial statements

BUSINESS MARKETING SERVICES, INC.
(A development stage company)
Consolidated Statement of Stockholders' Equity (Deficit)
For the Period from December 7, 2007 (inception) through March 31, 2011
(Unaudited)
				Deficit accumulated	Accumulated Other Comprehensive income Foreign	Total BMSV
			Additional	during the	Currency	Stockholders;	Non-	Total
	Common Stock		Paid-in	Development	Translation	Equity	controlling	Equity
	Shares	Amount	Capital	Stage	Gain	(Deficit)	Interest	(Deficit)
Shares issued upon formation	15,000,000	$1,500	$-	$-	$-	$1,500	$-	$1,500

Net Loss				(3,250)		(3,250)		(3,250)

Balance, December 31, 2007	15,000,000	1,500	-	(3,250)	-	(1,750)	-	(1,750)

Capital Contribution			1,000			1,000		1,000

Common shares subscribed on private placement
at $0.01 per share in March 2008	4,200,000	420	41,580			42,000		42,000

Net Loss				(32,552)		(32,552)		(32,552)

Balance, December 31, 2008	19,200,000	1,920	42,580	(35,802)	-	8,698	-	8,698

Interest as in-kind contribution			294			294		294

Capital contribution			2,500			2,500		2,500

Net Loss				(22,796)		(22,796)		(22,796)

Balance, December 31, 2009	19,200,000	1,920	45,374	(58,598)	-	(11,304)	-	(11,304)

Interest as in-kind contribution			927			927		927

Capital contribution			1,334			1,334		1,334

Forgiveness of debt by a stockholder			10,000			10,000		10,000

Common shares issued for acquisition of source code
and other software assets valued at
$0.01 per share on May 31, 2010	300,000	30	2,970			3,000		3,000

Net Loss				(88,145)		(88,145)		(88,145)

Balance, December 31, 2010	19,500,000	1,950	60,605	(146,743)	-	(84,188)	-	(84,188)

Noncontrolling interest - capital contribution							6,671	6,671

Comprehensive income
Net loss				(108,145)		(108,145)	(1,552)	(109,697)
Foreign currency translational gain					108	108	71	179

Total comprehensive loss						(108,037)	(1,481)	(109,518)

Balance, March 31, 2011	19,500,000	$1,950	$60,605	$(254,888)	$108	$(192,225)	$5,190	$(187,035)
See accompanying notes to the consolidated financial statements

BUSINESS MARKETING SERVICES, INC.
(A development stage company)
Consolidated Statements of Cash Flows

			For the Period from
	Three Months	ThreeMonths	December 7, 2007
	Ended	Ended	(inception) through
	March 31, 2011	March 31, 2010	March 31, 2011
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(108,145)	$(46,444)	$(254,888)
Adjustments to reconcile net loss to net cash
used in operating activities
Amortization expense	250	-	1,000
Interest contribution	-	470	1,221
Notes issued as compensation	100,148	-	100,148
Stock issued as compensation	-	-	1,500
Noncontrolling interest in Adcore's current period net loss	(1,552)	-	(1,552)
Changes in operating assets and liabilities:
Accrued interest - related party	962	-	962
Accrued expenses	275	40,385	4,850

Net cash used in operating activities	(8,062)	(5,589)	(146,759)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable - stockholder	20,392	3,333	112,303
Proceeds from sale of common shares	-	-	42,000
Capital contribution	-	1,335	4,834
Contribution of noncontrolling interest	6,671	-	6,671

Net cash flows provided by financing activities	27,063	4,668	165,808

EFFECT OF EXCHANGE RATE CHANGES ON CASH	179	-	179

NET CHANGE IN CASH	19,180	(921)	19,228

CASH BALANCE AT BEGINNING OF PERIOD	48	946	-

CASH BALANCE AT END OF PERIOD	$19,228	$25	$19,228

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON CASH FINANCING AND INVESTING ACTIVITIES:
Common shares issued for acquisition of source code and related assets	$-	$-	$3,000
Forgiveness of debt by a stockholder	$-	$-	$10,000

See accompanying notes to the consolidated financial statements

Business Marketing Services, Inc.
(A Development Stage Company)
March 31, 2011 and 2010
Notes to the Consolidated Financial Statements
(Unaudited)

NOTE 1 - ORGANIZATION

Business Marketing Services, Inc., a development stage company, (“BMSV” or the “Company”), incorporated under the laws of the State of Delaware on December 7, 2007. Initial operations have included organization and incorporation, target market identification, marketing plans, and capital formation. A substantial portion of the Company’s activities has involved developing a business plan and establishing contacts and visibility in the marketplace. The Company initially intended to publish and distribute 13 month calendars and wall planners for each industry group that the Company targeted and distribute them to members of the targeted industry or profession free of charge. The Company’s initial plan was to generate revenue solely through the sale of advertising space on the wall planners.  These wall planners would have been produced upon the sale of all the available advertising space.

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

Formation of majority-owned subsidiary

On February 3, 2011, the Company had entered into a Shareholders, Company Formation and Capital Increase Agreement between Smartlaunch A/S (“SL”), Rainmaking Holding 1 ApS (“RM”), Perfect Best International Ltd (“PBI”), and Hans Pandeya and formed Adcore, Aps (“Adcore”) under the laws of the kingdom of Denmark. Pursuant to the terms and conditions of the Agreement, the Company, jointly with other parties, formed the Company under the laws of Denmark as a jointly owned company with a nominal share capital of DKK 81,000, of which 55.56% ownership belongs to Business Marketing Services, Inc. Immediately after formation of the Company, Smartlaunch A/S shall subscribe for 9,000 new shares in the Company against injecting the Software as a substance capital injection. Following SL’s subscription for shares, the ownership shall be as follows:

Shareholder	Nominal Shareholding	Percentage
RM	18,000	20%
SL	9,000	10%
PBI	18,000	20%
BMSV	45,000	50%
Total:	90,000	100%

BMSV will assist the newly formed Company in developing the business in the US and India and be responsible for innovation and product development of the Company; whereby, the Company shall pay 50% of the Company’s net revenues in return on a quarterly basis.

BMSV is also granted a call option to buy 9,000 shares from each of RM and PBI corresponding to 50% of RM’s and PBI’s ownerships at nominal price if the following milestones are not achieved:

-	Turnover 2012 minimum DKK five (5) million. The share call option based in this milestone must be executed before April 1, 2013.
-	“SL Free” software completed by June 1, 2011. The share call option based in this milestone must be executed before June 20, 2011.

On February 25, 2011, the Company bought 9,000 shares of the newly formed Company – Adcore Aps from Smartlaunch Systems A/S for SEK 654,648.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCONTING POLICIES

Basis of presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2010 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2011.

The consolidated financial statements include all accounts of the Company as of March 31, 2011 and 2010 and for the interim periods then ended and all accounts of Adcore as of March 31, 2011 and for the period from February 3, 2011 (inception) through March 31, 2011.  All inter-company balances and transactions have been eliminated.

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

The Company’s significant estimates include the estimated useful life of software platform, fair value of financial instruments and non-financial assets, and the Company as a going concern.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.  Actual results could differ from those estimates.

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

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.  Level 3 financial liabilities consist of the derivative warrant issued in July 2008 for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation.  The Company valued the automatic conditional conversion, re-pricing/down-round, change of control; default and follow-on offering provisions using a lattice model, with the assistance of a valuation specialist, for which management understands the methodologies. These models incorporate transaction details such as Company stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of the date of issuance and each balance sheet date.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at March 31, 2011 or 2010; no gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended March 31, 2011, 2010, or for the period from December 7, 2007 (inception) through March 31, 2011.

Fair value of non-financial assets and liabilities and impairment of long-lived assets

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

The Company determined that there were no impairments of long-lived assets as of March 31, 2011 or December 31, 2010.

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

Immediately after formation of Adcore ApS – a 60% owned subsidiary of the Company, Smartlaunch A/S was issued 9,000 new shares of Adcore ApS against injecting the Software as a substance capital injection in the subsidiary for the total value of $1,668.

Noncontrolling interest

The Company follows paragraph 810-10-65-1 of the FASB Accounting Standards Codification to report the noncontrolling interest in Adcore, its majority owned subsidiary in the consolidated statements of balance sheets within the equity section, separately from the Company’s stockholders’ equity.  Noncontrolling interest represents the noncontrolling interest holder’s proportionate share of the equity of the Company’s majority-owned subsidiary, Adcore.  Noncontrolling interest is adjusted for the noncontrolling interest holder’s proportionate share of the earnings or losses and other comprehensive income (loss) and the noncontrolling interest continues to be attributed its share of losses even if that attribution results in a deficit noncontrolling interest balance.

Commitments and contingencies

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

Foreign currency transactions

The Company applies the guidelines as set out in Section 830-20-35 of the FASB Accounting Standards Codification (“Section 830-20-35”) for foreign currency transactions.  Pursuant to Section 830-20-35 of the FASB Accounting Standards Codification, foreign currency transactions are transactions denominated in currencies other than U.S. Dollar, the Company’s reporting currency or Chinese Yuan or Reminbi, the Company’s Chinese operating subsidiaries' functional currency.  Foreign currency transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid.  A change in exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. That increase or decrease in expected functional currency cash flows is a foreign currency transaction gain or loss that generally shall be included in determining net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later) realized upon settlement of a foreign currency transaction generally shall be included in determining net income for the period in which the transaction is settled. The exceptions to this requirement for inclusion in net income of transaction gains and losses pertain to certain intercompany transactions and to transactions that are designated as, and effective as, economic hedges of net investments and foreign currency commitments.  Pursuant to Section 830-20-25 of the FASB Accounting Standards Codification, the following shall apply to all foreign currency transactions of an enterprise and its investees: (a) at the date the transaction is recognized, each asset, liability, revenue, expense, gain, or loss arising from the transaction shall be measured and recorded in the functional currency of the recording entity by use of the exchange rate in effect at that date as defined in section 830-10-20 of the FASB Accounting Standards Codification; and (b) at each balance sheet date, recorded balances that are denominated in currencies other than the functional currency or reporting currency of the recording entity shall be adjusted to reflect the current exchange rate.

Comprehensive income (loss)

The Company has applied section 220-10-45 of the FASB Accounting Standards Codification. This statement establishes rules for the reporting of comprehensive income and its components.  Comprehensive income (loss), for the Company, consists of net loss and foreign currency translation adjustments and is presented in the Company’s consolidated statements of operations and comprehensive income (loss) and stockholders’ equity.

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

Foreign currency translation

The financial records of the Company's Denmark operating subsidiary are maintained in their local currency, the Danish Krona (“DKK”), which is the functional currency.  Assets and liabilities are translated from the local currency into the reporting currency, U.S. dollars, at the exchange rate prevailing at the balance sheet date.  Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the consolidated financial statements.  Foreign currency translation gain (loss) resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining accumulated other comprehensive income in the consolidated statement of stockholders’ equity.

Unless otherwise noted, the rate presented below per U.S. $1.00 was the midpoint of the interbank rate as quoted by OANDA Corporation (www.oanda.com) as of January 1, 2011 and forward contained in its consolidated financial statements.  Translation of amounts from DKK into U.S. dollars has been made at the following exchange rates for the respective periods:

March 31, 2011

Balance sheet	5.2910

Statement of operations and comprehensive income (loss)	5.4555

The foreign currency translation gain (loss) was $108 and the effect of exchange rate changes on cash flows were $179 for the interim period ended March 31, 2011, respectively.

Net income ( loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period. There were no potentially dilutive common shares outstanding for the interim period ended March 31 2011, or 2010.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company had a deficit accumulated during the development stage of $254,888 at March 31, 2011, a net loss of $108,145 and net cash used in operating activities of $8,062 for the interim period then ended, with no revenues earned since inception.

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

The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – NOTES PAYABLE - STOCKHOLDER

From January 22, 2009 through September 8, 2009, the Company borrowed $12,500 from a related party.  All notes were demand notes carrying a 3% interest rate.  As of December 31, 2009, the principal balance due on the demand notes was $10,000. $2,500 out of notes payable was converted to capital contribution and $294 in interest was accrued and recorded as in-kind contribution. On January 15, 2010, the balance of notes in the amount of $10,000 was forgiven.

From February 28, 2010 through December 31, 2010, the Company borrowed $81,911 in aggregate from its majority stockholder.  Those notes are due on demand with imputed interest at 3% per annum.  The Company imputed $927 in interest and recorded this amount as a capital contribution for the twelve months ended December 31, 2010.

From February 03, 2011 through March 31, 2011, the Company borrowed $12,360 from the majority shareholder.  All notes are due on demand and now with no interest.  As of March 31, 2011, the principal balance due on the demand notes was $102,303.

NOTE 5 – NOTE PAYABLE – RELATED PARTY

On February 25, 2011, the Company bought 9,000 shares of the newly formed Company – Adcore Aps from Smartlaunch Systems A/S, an entity controlled by the President and major stockholder of the Company for SEK 654,648 (equivalent to $101,816) with a promissory note plus interest, payable 360 days from the date of the issuance. The Company recorded $1,668 as a capital contribution to Adcore and $100,148 as compensation – officer at the stockholder basis of par. The Note bears interest at 10% per annum (computed on the basis of a 360-day year), which is payable bi-annually in arrears in two (2) equal installments on the dates 180 days from the date of the issuance and 360 days from the date of the issuance. As of March 31, 2011, the principal balance due on the note was $101,816 and interest of $962 was accrued.

NOTE 6 – RELATED PARTY TRANSACTION

Free office space

The Company has been provided office space by its Chief Executive Officer at no cost.  The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

Advances from noncontrolling interest holder

Advances from noncontrolling interest holder at March 31, 2011 and December 31, 2010, consisted of the following:

	March31, 2011	December 31, 2010

Advances from noncontrolling interest holder	$8,033	$-

	$8,033	$-

The advances from noncontrolling interest holder bear no interest and are due on demand.

NOTE 7 - STOCKHOLDERS’ DEFICIT

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

Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “will” and words and terms of similar substance used in connection with any discussion of future events, operating or financial performance, financing sources, product development, capital requirements, market growth and the like, identify forward-looking statements. Forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors which could cause the actual results to differ materially from the forward-looking statement. These forward-looking statements include, among others:

·	projections of revenues and other financial items;

·	statements of strategies and objectives for future operations;

·	statements concerning proposed applications or services;

·	statements regarding future economic conditions, performance or business prospects;

·	statements regarding competitors or competitive actions; and

·	statements of assumptions underlying any of the foregoing.

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

Recent Developments and Changes to Business Plan

On January 19, 2010, Hans Pandeya, our current CEO and director, acquired the majority of the issued and outstanding common stock of the Company, from Doug Black, in accordance with a common stock purchase agreement (the “Stock Purchase Agreement”) between Hans Pandeya, Doug Black and the Company.  On the Closing Date, pursuant to the terms of the Stock Purchase Agreement, Hans Pandeya acquired fifteen million (15,000,000) shares of the Company’s issued and outstanding common stock representing approximately 77% of the Company’s issued and outstanding common stock, for a total purchase price of Three Hundred Twenty-Five Thousand dollars ($325,000).

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

On February 3, 2011, the Company had entered into Shareholders-, Company Formation and Capital Increase Agreement between Smartlaunch A/S, Rainmaking Holding 1 ApS, Perfect Best International Ltd, and Hans Pandeya. whereby pursuant to the terms and conditions of the Agreement, the Company jointly with other parties should buy or form the Company under the laws of Denmark as a jointly owned company with a nominal share capital of DKK 81,000, of which 55.56% ownership belongs to Business Marketing Services, Inc. Immediately after formation of the Company, Smartlaunch A/S shall subscribe for 9,000 new shares in the Company against injecting the Software as a substance capital injection. Following SL’s subscription for shares, the ownership shall be as follows:

Shareholder	Nominal Shareholding	Percentage
RM	18,000	20%
SL	9,000	10%
PBI	18,000	20%
BMSV	45,000	50%
Total:	90,000	100%

BMSV will assist the newly formed Company in developing the business in the US and India and be responsible for innovation and product development of the Company; whereby, the Company shall pay 50% of the Company’s net revenues in return on a quarterly basis.

BMSV is also granted a call option to buy 9,000 shares from each of RM and PBI corresponding to 50% of RM’s and PBI’s ownerships at nominal price if the following milestones are not achieved:
- Turnover 2012 minimum DKK five (5) million. The share call option based in this milestone must be executed before April 1, 2013.
- “SL Free” software completed by June 1, 2011. The share call option based in this milestone must be executed before June 20, 2011.

On February 25, 2011, BMSV bought 9,000 shares of the newly formed Company –Adcore Aps from Smartlaunch Systems A/S for SEK 654,648.

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

Results of Operations

The following table sets forth certain line items in our consolidated statement of operations as a percentage of total revenues for the periods indicate:

BUSINESS MARKETING SERVICES, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
			For the Period from
	Three Months	Three Months	12/7/2007
	Ended	Ended	(inception) through
	3/31/2011	3/31/2010	3/31/2011
	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-

Operating Expenses:

AMORTIZATION EXPENSE	250	-	1,000
COMPENSATION-OFFICER	100,148	-	100,148
PROFESSIONAL FEES	8,124	45,968	143,080
GENERAL AND ADMINISTRATIVE EXPENSES	213	6	10,029

Total Operating Expenses	108,735	45,974	254,257

Loss from Operations	-108,735	-45,974	-254,257

Other (Income) Expenses

INTEREST EXPENSE - RELATED PARTY	962	-	962
INTEREST EXPENSE - STOCKHOLDER	-	470	1,221

Total Other (Income) Expenses, Net	962	470	2,183

Loss before income taxes and non-controlling interest	-109,697	-46,444	-256,440

Provision for income taxes	-	-	-

Net loss before non-controlling interest	-109,697	-46,444	-256,440
Net loss attributable to non-controlling interest	-1,552	-	-1,552

Net loss	$(108,145)	$(46,444)	$(254,888)

Revenues

The Company did not generate any revenue for the period ended March 31, 2011 or March 31, 2010.  The Company is in the development stage and has recently changed its business plan.  The Company expects to begin generating revenue by the end of 2011.

Cost of Services

The Company did not provide any services for the period ended March 31, 2011 or March 31, 2010 and, therefore, did not incur any costs associated with the provision of any services during either period.

Compensation Officer

The Company incurred $100,148 of officer compensation for the quarter ended March 31, 2011. This was the result of the Smartlaunch transaction. In 2010 the Company had no officer compensation.

Professional Fees

The Company incurred $8,124 in professional fees for the quarter ended March 31, 2011, as compared to $45,968 for the same period in 2010.  The increase in professional fees was primarily due to the legal and accounting fees incurred in connection with the Company’s recent change of control and acquisition of gTrade, and expenses related to implementing the Company’s new business plan.

General and Administrative Expenses

The company incurred general and administrative expenses of $213 for the period ended March 31, 2011, as compared to $6 for the same period in 2010. The increase was due to the Company efforts to change its business plan.  The Company is in the process of implementing its new business plan and expects general and administrative expenses to increase in the future.

Interest Expense

The Company had an interest expense of $962 for the period ended March 31, 2011, as compared to $470 for the same period in 2010.  The interest expense is attributable to interest on demand notes totaling $12,500 issued to a related party in 2009.  As of December 31, 2009, the principal balance of the demand notes was $10,000.  As of December 31, 2009, $2,500 of the notes was converted to capital contribution and the $294 in interest was accrued and recorded as in-kind contribution.  On January 15, 2010, the balance of the notes was forgiven.  In addition, from February 28 to March 31, 2010, the Company borrowed $3,333 from a primary shareholder.  All notes are demand notes carrying a 3% interest rate.  As of March 31, 2010, the principal balance due on the demand notes was $3,333 and $1 in interest was accrued and recorded as in-kind contribution.

On February 25, 2011, the Company issued the Promissory Note to Smartlaunch Systems A/S for SIK 654,648 plus interest, payable 360 days from the date of the issuance. The Note shall bear the annual interest of 10% (computed on the basis of a 360-day year), which is payable bi-annually in arrears in equal installments on the dates 180 days from the date of the issuance and 360 days from the date of the issuance. As of March 31, 2011, the principal balance due on the notes was $101,816 and $962 in interest was accrued.

Net Loss

The Company incurred a net loss of $108,145 for the period ended March 31, 2011, as compared to a net loss of $46,444 for the same period in 2010.  The increase primarily relates to compensation expense of $100,148 related to the Smartlaunch acquisition. This was partially offset by the decrease in professional fees associated with the Company’s change of control in 2010 and consulting fees related to marketing in 2010.

Liquidity and Capital Resources

As of March 31, 2011 we had $19,228 in cash. While we are reviewing our operations and business plan to determine the most effective way to produce revenues, our cash position cannot support our daily operations. Any shortfall is currently funded by our majority shareholder and Chief Executive officer, Hans Pandeya.  Management intends to raise additional funds by way of a public or private offering.   Management believes that the recent change in our business plan will generate revenues and provide the opportunity for us to continue as a going concern. While we believe in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. Our ability to continue as a going concern is dependent upon our ability to further implement its business plan and generate revenues.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

The following table summarizes the Company’s Consolidated Statement of Cash Flows:

	Three Months Ended March 31,
Net cash provided (used) by operating activities	2011	2010

Operating Activities	(8,062)	(5,589)
Investing Activities	-	-
Financing Activities	27,063	4.668

Critical Accounting Policies and Estimates

Management’s discussion and analysis of the Company’s financial condition and results of operations are based upon the  consolidated financial statements contained in this Quarterly Report on Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities.  We base our estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

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

Item 4.      Controls and Procedures.

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

PART II – OTHER INFORMATION

Item 1.        Legal Proceedings

None.

Item 1A.     Risk Factors

An investment in the Company’s common stock is speculative and involves a high degree of risk.  You should carefully consider the risks described in the Company’s annual report From 10-K filed on April 15, 2011 and other information in this report before purchasing any shares of the Company’s common stock.  Such factors may have a significant impact on its business, operating results, liquidity and financial condition.  As a result of the identified risk factors, actual results could differ materially from those projected in any forward-looking statements.  Additional risks and uncertainties not presently known to the company, or that are currently considered to be immaterial, may also impact the Company’s business, operating results, liquidity and financial condition.  If any such risks occur, the Company’s business, operating results, liquidity and financial condition could be materially affected in an adverse manner.  In addition, the trading price of the Company’s stock, when and if a market develops for the Company’s stock, could decline.

Item 2.        Unregistered Sales of Equity Securities And Use Of Proceeds.

None.

Item 3.        Defaults Upon Senior Securities.

None.

Item 4.        Submission Of Matters To A Vote Of Security Holders.

None

Item 5.        Other Information.

None.

Item 6. Exhibits.

Exhibit No.		Description

3.1	(1)	Certificate of Incorporation

3.2	(1)	Bylaws

3.3	(1)	Amended Certificate of Incorporation

31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer

32.1	*	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 13500
____________________

(1) *	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 dated December 7, 2007, and incorporated herein by reference. Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUSINESS MAERKETING SERVICES, INC.

Date: May 31, 2011	/s/ Hans Pandeya
Chief Executive Officer
(Principal Executive Officer)

Date: May 31, 2011	/s/ Hans Pandeya
Principal Financial and Accounting Officer