Form 10-Q
period 2011-06-30
Business Marketing Services Inc
filed 2011-08-22
CIK 1438138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No X

As of August 13, 2011, there were 19,500,000 shares of the registrant’s common stock outstanding.

BUSINESS MARKETING SERVICES, INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2011

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements
	Consolidated balance sheets at June 30, 2011 (Unaudited)and June 30, 2010	F-1
	Consolidated statements of operations for the Six months ended June 30, 2011 and 2010 and for the period from December 7, 2007 (Inception) through June 30, 2011(Unaudited)	F-2
	Consolidated statements of operations for the Three months ended June 30, 2011 and 2010 (Unaudited)	F-3
	Consolidated statements of cash flows for the Six months ended June 30, 2011 and 2010 (Unaudited)	F-4
	Notes to Consolidated Financial Statements (Unaudited)	F-5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1
Item 4.	Controls and Procedures	8

PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	9
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	9
Item 3.	Defaults Upon Senior Securities	9
Item 4.	Submission of Matters to a Vote of Security Holders	9
Item 5.	Other Information	9
Item 6.	Exhibits	9
Signatures		10
Exhibit Index

Business Marketing Services, Inc.

June 30, 2011 and 2010

Index to Consolidated Financial Statements

Contents	Page(s)

Consolidated Balance Sheets at June 30, 2011 (Unaudited) and December 31, 2010	F-2

Consolidated Statements of Operations for the Six Months Ended June 30, 2011 and 2010 and for the Period from December 7, 2007 (Inception) through June 30, 2011 (Unaudited)	F-3

Consolidated Statements of Operations for the Three Months Ended June 30, 2011 and 2010 (Unaudited)	F-4

Consolidated Statement of Equity (Deficit) for the Period from December 7, 2007 (Inception) through June 30, 2011 (Unaudited)	F-5

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010 and for the Period from December 7, 2007 (Inception) through June 30, 2011 (Unaudited)	F-6

Notes to the Consolidated Financial Statements (Unaudited)	F-7

BUSINESS MARKETING SERVICES, INC.
(A development stage company)
Consolidated Balance Sheets

	June 30, 2011	December 31, 2010
	(Unaudited)

ASSETS

CURRENT ASSETS

Cash	$54,103	$48

Total Current Assets	54,103	48

WEB-BASED SOFTWARE PLATFORM
Web-based software platform	4,668	3,000
Accumulated amortization	(1,396)	(750)

Web-based Software Platform, net	3,272	2,250

TOTAL ASSETS	$57,375	$2,298

LIABILITIES AND DEFICIT

CURRENT LIABILITIES

Accrued expenses	$6,471	$4,575
Accrued interest	3,535	-
Accounts payable	413	-
Notes payable - stockholder	108,673	81,911
Note payable - related party	101,816	-

Total Current Liabilities	220,908	86,486

TOTAL LIABILITIES	220,908	86,486

DEFICIT

Business Marketing Services Inc. Stockholders' Deficit

Preferred stock: par value $0.0001; 50,000,000 shares authorized;
none issued or outstanding	-	-
Common stock: par value $0.0001; 200,000,000 shares authorized;
19,500,000 shares issued and outstanding	1,950	1,950
Additional paid-in capital	60,605	60,605
Deficit accumulated during the development stage	(247,608)	(146,743)
Accumulated other comprehensive income
Foreign currency translation gain	646	-

Total Business Marketing Services Stockholders' Deficit	(184,407)	(84,188)

NONCONTROLLING INTEREST IN SUBSIDIARY	20,874	-

Total Deficit	(163,533)	(84,188)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$57,375	$2,298

See accompanying notes to the consolidated financial statements

BUSINESS MARKETING SERVICES, INC.
(A development stage company)
Consolidated Statements of Operations

			For the Period from
	Six Months	Six Months	December 7, 2007
	Ended	Ended	(inception) through
	June 30, 2011	June 30, 2010	June 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)

Revenue during the development stage	$41,499	$-	$41,499

Operating Expenses:

AMORTIZATION EXPENSE	645	-	1,395
COMPENSATION - OFFICER	100,148	-	100,148
PROFESSIONAL FEES	17,689	78,768	152,645
SELLING EXPENSES	660	-	660
GENERAL AND ADMINISTRATIVE EXPENSES	6,030	6	15,846

Total Operating Expenses	125,172	78,774	270,694

Loss from Operations	(83,673)	(78,774)	(229,195)

Other (Income) Expenses

OTHER INCOME	(116)	-	(116)
INTEREST EXPENSE - RELATED PARTY	3,535	-	3,535
INTEREST EXPENSE - STOCKHOLDER	-	406	1,221

Other (Income) Expenses, net	3,419	406	4,640

Loss before income taxes and non-controlling interest	(87,092)	(79,180)	(233,835)

Provision for income taxes	-	-	-

Net loss before non-controlling interest	(87,092)	(79,180)	(233,835)
Net income attributable to non-controlling interest	13,773	-	13,773
	-
Net loss attributable to BMSV stockholders	$(100,865)	$(79,180)	$(247,608)

Net Loss Per Common Share - basic and diluted	$(0.01)	$(0.00)	$(0.01)

Weighted Average Common Shares Outstanding:
- basic and diluted	19,500,000	19,249,710	18,919,800

Comprehensive Loss:
Net loss	$(100,865)	$(79,180)	$(247,608)
Foreign currency translation gain	1,076	-	1,076
Foreign currency translation gain attributable to non-controlling interest	(430)	-	(430)

Comprehensive loss attributable to BMSV	$(100,219)	$(79,180)	$(246,962)

See accompanying notes to the consolidated financial statements

BUSINESS MARKETING SERVICES, INC.
(A development stage company)
Consolidated Statements of Operations

	Three Months	Three Months
	Ended	Ended
	June 30, 2011	June 30, 2010
	(Unaudited)	(Unaudited)

Revenue during the development stage	$41,499	$-

Operating Expenses:

AMORTIZATION EXPENSE	395	-
PROFESSIONAL FEES	9,565	32,800
SELLING EXPENSES	660	-
GENERAL AND ADMINISTRATIVE EXPENSES	5,817	-

Total Operating Expenses	16,437	32,800

Income (Loss) from Operations	25,062	(32,800)

Other (Income) Expenses

OTHER INCOME	(116)	-
INTEREST EXPENSE - RELATED PARTY	2,573	-
INTEREST EXPENSE - STOCKHOLDER	-	(64)

Other (Income) Expenses, net	2,457	(64)

Income (Loss) before income taxes and non-controlling interest	22,605	(32,736)

Provision for income taxes	-	-

Net income (loss) before non-controlling interest	22,605	(32,736)
Net income attributable to non-controlling interest	15,325	-

Net income (loss) attributable to BMSV stockholders	$7,280	$(32,736)

Net Income (Loss) Per Common Share - basic and diluted	$0.00	$(0.00)

Weighted Average Common Shares Outstanding:
- basic and diluted	19,500,000	19,298,910

Comprehensive Income (Loss):
Net Income (loss)	$7,280	$(32,736)
Foreign currency translation loss	897	-
Comprehensive income attributable to non-controlling interest	(359)	-

Comprehensive income (loss) attributable to BMSV	$7,818	$(32,736)

See accompanying notes to the consolidated financial statements

BUSINESS MARKETING SERVICES, INC.
(A development stage company)
Consolidated Statement of Equity (Deficit)
For the Period from December 7, 2007 (inception) through June 30, 2011
(Unaudited)

					Accumulated Other
				Deficit	Comprehensive income	Total
	Common Stock		Additional	accumulated during the	Foreign Currency	BMSV Stockholders'	Non-	Total
	Shares	Amount	Paid-in Capital	Development Stage	Translation Gain	Equity (Deficit)	controlling Interest	Equity (Deficit)

Shares issued upon formation	15,000,000	$1,500	$-	$-	$-	$1,500	$-	$1,500

Net Loss				(3,250)		(3,250)		(3,250)

Balance, December 31, 2007	15,000,000	1,500	-	(3,250)	-	(1,750)	-	(1,750)

Capital Contribution			1,000			1,000		1,000

Common shares subscribed on private placement at $0.01 per share in March 2008	4,200,000	420	41,580			42,000		42,000

Net Loss				(32,552)		(32,552)		(32,552)

Balance, December 31, 2008	19,200,000	1,920	42,580	(35,802)	-	8,698	-	8,698

Interest as in-kind contribution			294			294		294

Capital contribution			2,500			2,500		2,500

Net Loss				(22,796)		(22,796)		(22,796)

Balance, December 31, 2009	19,200,000	1,920	45,374	(58,598)	-	(11,304)	-	(11,304)

Interest as in-kind contribution			927			927		927

Capital contribution			1,334			1,334		1,334

Forgiveness of debt by a stockholder			10,000			10,000		10,000

Common shares issued for acquisition of source code
and other software assets valued at
$0.01 per share on May 31, 2010	300,000	30	2,970			3,000		3,000

Net Loss				(88,145)		(88,145)		(88,145)

Balance, December 31, 2010	19,500,000	1,950	60,605	(146,743)	-	(84,188)	-	(84,188)

Noncontrolling interest - capital contribution							6,671	6,671

Comprehensive income
Net loss				(100,865)		(100,865)	13,773	(87,092)
Foreign currency translational gain					646	646	430	1,076

Total comprehensive loss						(100,219)	14,203	(86,016)

Balance, June 30, 2011	19,500,000	$1,950	$60,605	$(247,608)	$646	$(184,407)	$20,874	$(163,533)

See accompanying notes to the consolidated financial statements

BUSINESS MARKETING SERVICES, INC.
(A development stage company)
Consolidated Statements of Cash Flows

			For the Period from
	Six Months	Six Months	December 7, 2007
	Ended	Ended	(inception) through
	June 30, 2011	June 30, 2010	June 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(100,865)	$(79,180)	$(247,608)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Amortization expense	646	-	1,396
Interest contribution	-	406	1,221
Notes payable issued to a related party as compensation	101,816	-	101,816
Stock issued as compensation	-	-	1,500
Noncontrolling interest in Adcore's current period net income	13,773	-	13,773
Changes in operating assets and liabilities:			-
Accrued expenses	1,896	7,051	6,471
Accrued interest - related party	3,535	-	3,535
Accounts payable	413	-	413

Net cash provided by (used in) operating activities	21,214	(71,723)	(117,483)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable - stockholder	26,762	69,468	118,673
Proceeds from sale of common shares	-	-	42,000
Capital contribution	-	1,334	4,834
Contribution of noncontrolling interest	6,671	-	6,671

Net cash flows provided by financing activities	33,433	70,802	172,178

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(592)	-	(592)

NET CHANGE IN CASH	54,055	(921)	54,103

CASH BALANCE AT BEGINNING OF PERIOD	48	946	-

CASH BALANCE AT END OF PERIOD	$54,103	$25	$54,103

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

NON CASH FINANCING AND INVESTING ACTIVITIES:
Common shares issued for acquisition of source code and related assets	$-	$-	$3,000
Forgiveness of debt by a stockholder	$-	$-	$10,000

See accompanying notes to the consolidated financial statements

Business Marketing Services, Inc.
(A Development Stage Company)
June 30, 2011 and 2010
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

Formation of majority-owned subsidiary

On February 3, 2011, the Company entered into a Shareholders, Company Formation and Capital Increase Agreement between Smartlaunch A/S (“SL”), Rainmaking Holding 1 ApS (“RM”), Perfect Best International Ltd (“PBI”), and Hans Pandeya and formed Adcore, Aps (“Adcore”) under the laws of the kingdom of Denmark. Pursuant to the terms and conditions of the Agreement, the Company, jointly with other parties, formed the Company under the laws of Denmark as a jointly owned company with a nominal share capital of Denmark Krone (“DKK”) 81,000, of which 55.56% ownership belongs to Business Marketing Services, Inc. Immediately after formation of Adore, Smartlaunch A/S received 9,000 new shares in Adcore for contributing the Software. Following SL’s subscription for shares, the ownership is as follows:

Shareholder	Nominal Shareholding	Percentage
RM	18,000	20%
SL	9,000	10%
PBI	18,000	20%
BMSV	45,000	50%
Total:	90,000	100%

BMSV will assist Adcore in developing its business in the U.S. and India and be responsible for innovation and product development of Adcore; whereby, Adcore shall pay 50% of its net revenues to BMSV in return on a quarterly basis. For the period from February 3, 2011 (formation) through June 30, 2011, BMSV did not assist Adcore in developing its business in the U.S. and India and be responsible for innovation and product development.

BMSV is also granted a call option to buy 9,000 shares from each of RM and PBI corresponding to 50% of RM’s and PBI’s ownerships at a nominal price if the following milestones are not achieved:

-	Turnover 2012 minimum DKK five (5) million. The share call option based in this milestone must be executed before April 1, 2013.
-	“SL Free” software completed by June 1, 2011. The share call option based in this milestone must be executed before June 20, 2011.

On February 25, 2011, BMSV bought 9,000 shares of Adcore from Smartlaunch Systems A/S for SEK 654,648 (equivalent to $101,816).

NOTE 2 – SUMMARY OF SIGNIFICANT ACCONTING POLICIES

Basis of presentation – unaudited interim consolidated financial information

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These unaudited interim consolidated financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2010 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2011.

Principle of consolidation

The consolidated financial statements include all accounts of the Company as of June 30, 2011 and 2010 and for the interim periods then ended and all accounts of Adcore as of June 30, 2011 and for the period from February 3, 2011 (inception) through June 30, 2011.  All inter-company balances and transactions have been eliminated.

Development stage company

The Company is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification. Although the Company has recognized some nominal amount of revenue since inception, the Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company's development stage activities.

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

The Company’s significant estimates include the fair value of financial instruments; the carrying value, recoverability and impairment, if any, of long-lived assets, including the values assigned to and the estimated useful lives of software platform; income taxes provision and valuation allowance of deferred tax assets; its subsidiary’s functional currency; and the assumption that the Company will continue as a going concern.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly.  Actual results could differ from those estimates.

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

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

It is not however, practical to determine the fair value of advances from stockholders due to their related party nature.

Carrying value, recoverability and impairment of long-lived assets

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

The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; and (v) regulatory changes.  The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

Management periodically reviews the recoverability of software platform. Management takes into consideration various information including, but not limited to, results of business activities conducted to date, estimated future prices and reports and opinions of outside consultants.  When it is determined that a project will be abandoned or its carrying value has been impaired, a provision is made for any expected loss on the project.

The impairment charges, if any, is included in operating expenses in the accompanying statements of operations.

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

Immediately after formation of Adcore ApS – a 60% owned subsidiary of the Company, Smartlaunch A/S was issued 9,000 new shares of Adcore ApS against contributing the Software for the total value of $1,668.

Related parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to section 850-10-20 the related parties include a) affiliates of the Company; b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of section 825–10–15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g.  other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include:  a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

Noncontrolling interest

The Company follows paragraph 810-10-65-1 of the FASB Accounting Standards Codification to report the non-controlling interest in Adcore, its majority owned subsidiary in the consolidated statements of balance sheets within the equity section, separately from the Company’s stockholders’ equity.  Non-controlling interest represents the non-controlling interest holder’s proportionate share of the equity of the Company’s majority-owned subsidiary, Adcore.  Non-controlling interest is adjusted for the non-controlling interest holder’s proportionate share of the earnings or losses and other comprehensive income (loss) and the non-controlling interest continues to be attributed its share of losses even if that attribution results in a deficit non-controlling interest balance.

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

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying consolidated balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its consolidated balance sheets and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Foreign currency transactions

The Company applies the guidelines as set out in Section 830-20-35 of the FASB Accounting Standards Codification (“Section 830-20-35”) for foreign currency transactions.  Pursuant to Section 830-20-35 of the FASB Accounting Standards Codification, foreign currency transactions are transactions denominated in currencies other than U.S. Dollar, the Company’s reporting currency or Denmark Krone, the Company’s Denmark operating subsidiary's functional currency.  Foreign currency transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid.  A change in exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. That increase or decrease in expected functional currency cash flows is a foreign currency transaction gain or loss that generally shall be included in determining net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later) realized upon settlement of a foreign currency transaction generally shall be included in determining net income for the period in which the transaction is settled. The exceptions to this requirement for inclusion in net income of transaction gains and losses pertain to certain intercompany transactions and to transactions that are designated as, and effective as, economic hedges of net investments and foreign currency commitments.  Pursuant to Section 830-20-25 of the FASB Accounting Standards Codification, the following shall apply to all foreign currency transactions of an enterprise and its investees: (a) at the date the transaction is recognized, each asset, liability, revenue, expense, gain, or loss arising from the transaction shall be measured and recorded in the functional currency of the recording entity by use of the exchange rate in effect at that date as defined in section 830-10-20 of the FASB Accounting Standards Codification; and (b) at each balance sheet date, recorded balances that are denominated in currencies other than the functional currency or reporting currency of the recording entity shall be adjusted to reflect the current exchange rate.

Foreign currency translation

The Company follows Section 830-10-45 of the FASB Accounting Standards Codification (“Section 830-10-45”) for foreign currency translation to translate the financial statements of the foreign subsidiary from the functional currency, generally the local currency, into U.S. Dollars.  Section 830-10-45 sets out the guidance relating to how a reporting entity determines the functional currency of a foreign entity (including of a foreign entity in a highly inflationary economy), re-measures the books of record (if necessary), and characterizes transaction gains and losses. Pursuant to Section 830-10-45, the assets, liabilities, and operations of a foreign entity shall be measured using the functional currency of that entity. An entity’s functional currency is the currency of the primary economic environment in which the entity operates; normally, that is the currency of the environment, or local currency, in which an entity primarily generates and expends cash.

The functional currency of each foreign subsidiary is determined based on management’s judgment and involves consideration of all relevant economic facts and circumstances affecting the subsidiary. Generally, the currency in which the subsidiary transacts a majority of its transactions, including billings, financing, payroll and other expenditures, would be considered the functional currency, but any dependency upon the parent and the nature of the subsidiary’s operations must also be considered.  If a subsidiary’s functional currency is deemed to be the local currency, then any gain or loss associated with the translation of that subsidiary’s financial statements is included in accumulated other comprehensive income. However, if the functional currency is deemed to be the U.S. Dollar, then any gain or loss associated with the re-measurement of these financial statements from the local currency to the functional currency would be included in the consolidated statements of income and comprehensive income (loss). If the Company disposes of foreign subsidiaries, then any cumulative translation gains or losses would be recorded into the consolidated statements of income and comprehensive income (loss).  If the Company determines that there has been a change in the functional currency of a subsidiary to the U.S. Dollar, any translation gains or losses arising after the date of change would be included within the statement of income and comprehensive income (loss).

Based on an assessment of the factors discussed above, the management of the Company determined the relevant subsidiary’s local currency to be the functional currency for its foreign subsidiary.

The financial records of the Company's Denmark operating subsidiary are maintained in their local currency, the Danish Krone (“DKK”), which are the functional currency.  Assets and liabilities are translated from the local currencies into the reporting currency, U.S. dollars, at the exchange rate prevailing at the balance sheet date.  Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the consolidated financial statements.  Foreign currency translation gain (loss) resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining accumulated other comprehensive income in the consolidated statement of stockholders’ equity.

Unless otherwise noted, the rate presented below per U.S. $1.00 was the midpoint of the interbank rate as quoted by OANDA Corporation (www.oanda.com) contained in its consolidated financial statements.  Translation of amounts from DKK into U.S. dollars has been made at the following exchange rates for the respective periods:

	June 30, 2011	March 31, 2011

Balance sheet	5.1824	5.2910

Statement of operations and comprehensive income (loss)	5.3190	5.4555

The foreign currency translation gain (loss) was $646 and the effect of exchange rate changes on cash flows were ($592) for the interim period ended June 30, 2011, respectively.

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

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

There were no potentially dilutive common shares outstanding for the interim period ended June 30, 2011, or 2010.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company had a deficit accumulated during the development stage of $247,608 at June 30, 2011, and a net loss of $100,865 for the interim period then ended.

While the Company is attempting to commence operations and produce sufficient revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations.  Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues.

The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

Notes payable – stockholder

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

From February 3, 2011 through June 30, 2011, the Company borrowed $26,762 from the majority shareholder.  All notes are due on demand and now with no interest.

As of June 30, 2011, the principal balance due on the demand notes was $108,673.

Notes payable – related party

On February 25, 2011, the Company bought 9,000 shares of the newly formed Adcore Aps from Smartlaunch Systems A/S, an entity controlled by the President and major stockholder of the Company for SEK 654,648 (equivalent to $101,816) with a promissory note plus interest, payable 360 days from the date of the issuance. The Company recorded $1,668 as a capital contribution to Adcore and $100,148 as compensation – officer at the stockholder’s basis of par. The Note bears interest at 10% per annum (computed on the basis of a 360-day year), which is payable bi-annually in arrears in two (2) equal installments on the dates 180 days from the date of the issuance and 360 days from the date of the issuance.

As of June 30, 2011, the principal balance due on the note was $101,816 and interest of $3,535 was accrued.

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

Results of Operations

The following table sets forth certain line items in our consolidated statement of operations as a percentage of total revenues for the periods indicate:

BUSINESS MARKETING SERVICES, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
			For the Period from
	Six Months	Six Months	12/7/2007
	Ended	Ended	(inception) through
	6/30/2011	6/30/2010	6/30/2011
	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$41,499	$-	$41,499

Operating Expenses:

AMORTIZATION EXPENSE	645	-	1,395
COMPENSATION-OFFICER	100,148	-	100,148
PROFESSIONAL FEES	17,689	78,768	152,645
SELLING EXPENSES	660		660
GENERAL AND ADMINISTRATIVE EXPENSES	6,030	6	15,846

Total Operating Expenses	125,172	78.774	270,694

Loss from Operations	-83,673	-78,774	-229,195

Other (Income) Expenses

INTEREST EXPENSE - RELATED PARTY	3,535	-	3,535
INTEREST EXPENSE - STOCKHOLDER	-	406	1,221

Total Other (Income) Expenses, Net	3,535	406	4,756

Loss before income taxes and non-controlling interest	-87,092	-79,180	-233,835

Provision for income taxes	-	-	-

Net loss before non-controlling interest	-87,092	-79,180	-233,835
Net loss attributable to non-controlling interest	13,773	-	-13,773

Net loss	$(100,865)	$(79,180)	$(247,608)

Revenues

The Company generated $41,499 revenues for the three and six months ended June 30, 2011 from its newly form subsidiary. The Company did not generate any revenue for the three and six months June 30, 2010.  The Company is in the development stage and has recently changed its business plan.

Compensation Officer

The Company incurred $100,148 of officer compensation for the six month ended June 30, 2011. This was the result of the Smartlaunch transaction. In 2010 the Company had no officer compensation.

Professional Fees

The Company incurred $17,689 in professional fees for the six months ended June 30, 2011, as compared to $78,768 for the same period in 2010.  The decrease in professional fees was primarily due to the change in the Company’s business plan. In 2010 the Company used various consultants to launch its old business plan.

General and Administrative Expenses

The company incurred general and administrative expenses of $6,030 for the period ended June 30, 2011, as compared to $6 for the same period in 2010. The increase was due to the Company efforts to change its business plan.  The Company is in the process of implementing its new business plan and expects general and administrative expenses to increase in the future.

Interest Expense

The Company’s interest expense was $3,535 for the six ended June 30, 2011, as compared to $406 for the same period in 2010.  The increase was related to the Company issuing a Promissory Note to Smartlaunch Systems A/S for SIK 654,648 plus interest, payable 360 days from the date of the issuance. The Note bears annual interest of 10% (computed on the basis of a 360-day year), which is payable bi-annually in arrears in equal installments on the dates 180 days from the date of the issuance and 360 days from the date of the issuance.

Liquidity and Capital Resources

As of June 30, 2011 we had $54,103 in cash. While we are reviewing our operations and business plan to determine the most effective way to produce revenues, our cash position cannot support our daily operations. Any shortfall is currently funded by our majority shareholder and Chief Executive officer, Hans Pandeya.  Management intends to raise additional funds by way of a public or private offering.   Management believes that the recent change in our business plan will generate revenues and provide the opportunity for us to continue as a going concern. While we believe in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. Our ability to continue as a going concern is dependent upon our ability to further implement its business plan and generate revenues.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

The following table summarizes the Company’s Consolidated Statement of Cash Flows:

	Six Months Ended June 30,
Net cash provided (used) by operating activities	2011	2010

Operating Activities	21,214	(71,723)
Investing Activities	-	-
Financing Activities	33,433	70,802

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

BUSINESS MAERKETING SERVICES, INC.

Date: August 22, 2011	/s/ Hans Pandeya
Chief Executive Officer
(Principal Executive Officer)

Date: August 22, 2011	/s/ Hans Pandeya
Principal Financial and Accounting Officer