Form 10-Q
period 2011-09-30
Business Marketing Services Inc
filed 2011-11-21
CIK 1438138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 21, 2011, there were 19,500,000 shares of the registrant’s common stock outstanding.

BUSINESS MARKETING SERVICES, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2011

Business Marketing Services, Inc.

September 30, 2011 and 2010

Index to Consolidated Financial Statements

Contents	Page(s)

Consolidated Balance Sheets at September 30, 2011 (Unaudited) and December 31, 2010	F-2

Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2011 and 2010 and for the Period from December 7, 2007 (Inception) through September 30, 2011 (Unaudited)	F-3

Consolidated Statement of Equity (Deficit) for the Period from December 7, 2007 (Inception) through September 30, 2011 (Unaudited)	F-4

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010 and for the Period from December 7, 2007 (Inception) through September 30, 2011 (Unaudited)	F-5

Notes to the Consolidated Financial Statements (Unaudited)	F-6

Business Marketing Services, Inc.
(A development stage company)
Consolidated Balance Sheets

	September 30, 2011	December 31, 2010
	(Unaudited)

ASSETS

CURRENT ASSETS

Cash	$62,515	$48

Total Current Assets	62,515	48

WEB-BASED SOFTWARE PLATFORM
Web-based software platform	4,668	3,000
Accumulated amortization	(1,790)	(750)

Web-based Software Platform, net	2,878	2,250

TOTAL ASSETS	$65,393	$2,298

LIABILITIES AND DEFICIT

CURRENT LIABILITIES

Accrued expenses	$4,145	$4,575
Accrued interest - related party	6,136	-
Accounts payable	2,795	-
Notes payable - stockholder	81,911	81,911
Note payable - related party	96,953	-
Advances from stockholder	30,761	-

Total Current Liabilities	222,701	86,486

TOTAL LIABILITIES	222,701	86,486

DEFICIT
Business Marketing Services Inc. Stockholders' Deficit

Preferred stock: par value $0.0001: 50,000,000 shares authorized;
none issued or outstanding	-	-
Common stock: par value $0.0001: 200,000,000 shares authorized;
19,500,000 shares issued and outstanding	1,950	1,950
Additional paid-In capital	60,605	60,605
Deficit accumulated during the development stage	(232,651)	(146,743)
Accumulated other comprehensive loss
Foreign currency translation loss	(1,541)	-

Total Business Marketing Services Stockholders' Deficit	(171,637)	(84,188)

NONCONTROLLING INTEREST IN SUBSIDIARY	14,329	-

Total Deficit	(157,308)	(84,188)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$65,393	$2,298

See accompanying notes to the consolidated financial statements

Business Marketing Services, Inc.
(A development stage company)
Consolidated Statements of Operations

					For the Period from
	For the Three Months	For the Three Months	For the Nine Months	For the Nine Months	December 7, 2007
	Ended	Ended	Ended	Ended	(inception) through
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010	September 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue during the development stage	$48,975	$-	$90,474	$-	$90,474

Operating expenses:
Amortization expense	395	500	1,040	500	1,790
Compensation - officer	-	-	100,148	-	100,148
Professional fees	27,037	2,500	44,726	81,267	179,682
Selling expenses	8,594	-	9,254	-	9,254
General and administrative expenses	5,341	-	11,371	6	21,187

Total operating expenses	41,367	3,000	166,539	81,773	312,061

Income (loss) from operations	7,608	(3,000)	(76,065)	(81,773)	(221,587)

Other (income) expenses
Foreign currency transaction (gain) loss	(4,863)	-	(4,863)	-	(4,863)
Other income	-	-	(116)	-	(116)
Interest expense - related party	2,601	-	6,136	-	6,136
Interest expense - stockholder	-	521	-	927	1,221

Other (income) expenses, net	(2,262)	521	1,157	927	2,378

Income (loss) before income taxes	9,870	(3,521)	(77,222)	(82,700)	(223,965)

Income tax provision	-	-	-	-	-

Income (loss) before non-controlling interest	9,870	(3,521)	(77,222)	(82,700)	(223,965)

Income (loss) attributable to non-controlling interest	(5,087)	-	8,686	-	8,686

Net income (loss) attributable to BMSV stockholders	14,957	(3,521)	(85,908)	(82,700)	(232,651)

Other comprehensive Loss
Foreign currency translation loss	(3,645)	-	(2,569)	-	(2,569)
Attributable to non-controlling interest	1,458	-	1,028	-	1,028

Comprehensive loss attributable to BMSV	$12,770	$(3,521)	$(87,449)	$(82,700)	$(234,192)

Net Loss Per Common Share - basic and diluted	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding:
- basic and diluted	19,500,000	19,500,000	19,500,000	19,334,070

See accompanying notes to the consolidated financial statements

Business Marketing Services, Inc.
(A development stage company)
Consolidated Statement of Stockholders' Equity (Deficit)
For the Period from December 7, 2007 (inception) through September 30, 2011
(Unaudited)

					Accumulated Other
				Deficit accumulated	Comprehensive loss
	Common Stock, $0.0001 Par Value		Additional Paid-in	during the Development	Foreign Currency	Total BMSV Stockholders'	Non-controlling	Total Equity
	Shares	Amount	Capital	Stage	Translation loss	Equity (Deficit)	Interest	(Deficit)

Shares issued upon formation	15,000,000	$1,500	$-	$-	$-	$1,500	$-	$1,500

Net Loss				(3,250)		(3,250)		(3,250)

Balance, December 31, 2007	15,000,000	1,500	-	(3,250)	-	(1,750)	-	(1,750)

Capital Contribution			1,000			1,000		1,000

Common shares subscribed on private
placement at $0.01 per share in March 2008	4,200,000	420	41,580			42,000		42,000

Net Loss				(32,552)		(32,552)		(32,552)

Balance, December 31, 2008	19,200,000	1,920	42,580	(35,802)	-	8,698	-	8,698

Interest as in-kind contribution			294			294		294

Capital contribution			2,500			2,500		2,500

Net Loss				(22,796)		(22,796)		(22,796)

Balance, December 31, 2009	19,200,000	1,920	45,374	(58,598)	-	(11,304)	-	(11,304)

Interest as in-kind contribution			927			927		927

Capital contribution			1,334			1,334		1,334

Forgiveness of debt by a stockholder			10,000			10,000		10,000

Common shares issued for acquisition of source code satisfaction of note payable at $1.03 per share on May 31, 2010 and other software assets valued at $0.01 per share on May 31, 2010	300,000	30	2,970			3,000		3,000

Net Loss				(88,145)		(88,145)		(88,145)

Balance, December 31, 2010	19,500,000	1,950	60,605	(146,743)	-	(84,188)	-	(84,188)

Noncontrolling interest - capital contribution							6,671	6,671

Comprehensive income
Net loss				(85,908)		(85,908)	8,686	(77,222)
Foreign currency translation loss					(1,541)	(1,541)	(1,028)	(2,569)

Total comprehensive loss						(87,449)	7,658	(79,791)

Balance, September 30, 2011	19,500,000	$1,950	$60,605	$(232,651)	$(1,541)	$(171,637)	$14,329	$(157,308)

See accompanying notes to the consolidated financial statements

Business Marketing Services, Inc.
(A development stage company)
Consolidated Statements of Cash Flows

			For the Period from
	For the Nine Months	For the Nine Months	December 7, 2007
	Ended	Ended	(inception) through
	September 30, 2011	September 30, 2010	September 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(85,908)	$(82,700)	$(232,651)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Noncontrolling interest in Adcore's current period net income	8,686	-	8,686
Amortization expense	1,040	500	1,790
Note issued to a related party as compensation	100,148	-	100,148
Stock issued as compensation	-	-	1,500
Interest contribution	-	927	1,221
Changes in operating assets and liabilities:
Accrued expenses	(430)	9,550	4,145
Accrued interest - related party	6,136	-	6,136
Accounts payable	2,795	-	2,795
Foreign currency transaction gain on note payable - related party	(4,863)	-	(4,863)

Net cash used in operating activities	27,604	(71,723)	(111,093)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable - stockholder	-	69,468	91,911
Advances from stockholder	30,761	-	30,761
Proceeds from sale of common shares	-	-	42,000
Capital contribution	-	1,334	4,834
Contribution of noncontrolling interest	6,671	-	6,671

Net cash flows provided by financing activities	37,432	70,802	176,177

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(2,569)	-	(2,569)

NET CHANGE IN CASH	62,467	(921)	62,515

CASH BALANCE AT BEGINNING OF PERIOD	48	946	-

CASH BALANCE AT END OF PERIOD	$62,515	$25	$62,515

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

NON CASH FINANCING AND INVESTING ACTIVITIES:
Common shares issued for acquisition of source code and related assets	-	3,000	$3,000
Forgiveness of debt by a stockholder	$-	$10,000	$10,000

See accompanying notes to the consolidated financial statements

Business Marketing Services, Inc.
(A Development Stage Company)
September 30, 2011 and 2010
Notes to the Consolidated Financial Statements
(Unaudited)

NOTE 1 - ORGANIZATION

Business Marketing Services, Inc., a development stage company, (“BMSV” or the “Company”), was incorporated under the laws of the State of Delaware on December 7, 2007. Initial operations have included organization and incorporation, target market identification, marketing plans, and capital formation. A substantial portion of the Company’s activities has involved developing a business plan and establishing contacts and visibility in the marketplace. The Company initially intended to publish and distribute 13 month calendars and wall planners for each industry group that the Company targeted and distribute them to members of the targeted industry or profession free of charge. The Company’s initial plan was to generate revenue solely through the sale of advertising space on the wall planners.  These wall planners would have been produced upon the sale of all the available advertising space

Change of control

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

Formation of majority-owned subsidiary, consulting services to the subsidiary and call options to acquire shares

Formation of majority-owned subsidiary

On February 3, 2011, the Company entered into a Shareholders, Company Formation and Capital Increase Agreement (the “Company Formation Agreement”) between Smartlaunch A/S (“SL”), Rainmaking Holding 1 ApS (“RM”), Perfect Best International Ltd (“PBI”), and Hans Pandeya and formed Adcore, Aps (“Adcore”) under the laws of the kingdom of Denmark. Pursuant to the terms of the Company Formation Agreement, the Company, jointly with other parties, formed Adcore under the laws of Denmark as a jointly owned company with a nominal share capital of Denmark Krone (“DKK”) 81,000, of which 55.56% ownership belongs to Business Marketing Services, Inc.  Initial equity ownership of Adcore upon formation is as follows:

Shareholder	Nominal Shareholding	Percentage
RM	18,000	22.22%
PBI	18,000	22.22%
BMSV	45,000	55.56%
Total:	81,000	100.00%

Issuance of 9,000 new shares of Adcore to Smartlaunch A/S for software contributed

Immediately after formation of Adore, Smartlaunch A/S received 9,000 new shares in Adcore for contributed software recorded at its historical value on the books of Smartlaunch of $1,668. Following SL’s subscription for shares, the ownership is as follows:

Shareholder	Nominal Shareholding	Percentage
RM	18,000	20%
SL	9,000	10%
PBI	18,000	20%
BMSV	45,000	50%
Total:	90,000	100.00%

BMSV’s acquisition of 9,000 shares of Adcore from Smartlaunch A/S, an entity under common control with the Company

On February 25, 2011, BMSV bought 9,000 shares of Adcore from Smartlaunch Systems A/S for SEK 654,648 (equivalent to $101,816 based on the spot foreign currency exchange rate). On the Closing Date, under the terms and conditions of the STA, the Company purchased and Smartlaunch sold all of its rights, title and interest in shares of the common stock of Adcore Aps, a Danish corporation with offices at Kristen Bernikows Gade 6, 4. 1105 Copenhagen K, Denmark; company number: 32320465. The shares acquired by the Company equal 10% of the issued and outstanding common stock of Adcore Aps.

Consulting services to the subsidiary

Pursuant to the terms of the Company Formation Agreement, BMSV will assist Adcore in developing its business in the U.S. and India and be responsible for innovation and product development of Adcore; whereby, Adcore shall pay 50% of its net revenues (defined as total revenue minus payment, transaction, and reseller fees, charge backs, exchange rate adjustments and value added tax (“VAT”)) to BMSV in return on a quarterly basis. All balances and transactions resulted from this arrangement have been eliminated due to its inter-company nature.

Call options to acquire certain shares from noncontrolling interest

Pursuant to the terms of the Company Formation Agreement, BMSV is also granted a call option to buy 9,000 shares from each of RM and PBI corresponding to 50% of RM’s and PBI’s ownerships at a nominal price if the following milestones are not achieved:

-	Turnover 2012 minimum DKK five (5) million. The share call option based in this milestone must be executed before April 1, 2013.
-	“SL Free” software completed by June 1, 2011. The share call option based in this milestone must be executed before June 20, 2011.

The milestone of ““SL Free” software was completed by June 1, 2011” was achieved and the June 1, 2011 milestone call option to acquire certain shares from noncontrolling interest was nullified.

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

Principle of consolidation

The consolidated financial statements include all accounts of the Company as of September 30, 2011 and 2010 and for the interim periods then ended and all accounts of Adcore as of September 30, 2011 and for the period from February 3, 2011 (inception) through September 30, 2011.

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

Use of estimates and assumptions

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

The Company’s significant estimates and assumptions include the fair value of financial instruments; the carrying value, recoverability and impairment, if any, of long-lived assets, including the values assigned to and the estimated useful lives of software platform; income tax rate, income tax provision and valuation allowance of deferred tax assets; revenue realized or realizable and earned; sales returns and allowances; its subsidiary’s functional currency and foreign currency exchange rate; and the assumption that the Company will continue as a going concern.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts payable and accrued expenses, approximate their fair values because of the short maturity of these instruments.

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

Immediately after formation of Adcore ApS – a majority-owned subsidiary of the Company, Smartlaunch A/S was issued 9,000 new shares of Adcore ApS for contributed software valued at its historical value on the books of Smartlaunch of $1,668.

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

Foreign currency translation

The Company follows Section 830-10-45 of the FASB Accounting Standards Codification (“Section 830-10-45”) for foreign currency translation to translate the financial statements of the foreign subsidiary from the functional currency, generally the local currency, into U.S. Dollars.  Section 830-10-45 sets out the guidance relating to how a reporting entity determines the functional currency of a foreign entity (including of a foreign entity in a highly inflationary economy), re-measures the books of record (if necessary), and characterizes transaction gains and losses. T Pursuant to Section 830-10-45, he assets, liabilities, and operations of a foreign entity shall be measured using the functional currency of that entity. An entity’s functional currency is the currency of the primary economic environment in which the entity operates; normally, that is the currency of the environment, or local currency, in which an entity primarily generates and expends cash.

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

The financial records of the Company's Denmark operating subsidiary are maintained in its local currency, the Danish Krone (“DKK”), which are the functional currency.  Assets and liabilities are translated from the local currencies into the reporting currency, U.S. dollars, at the exchange rate prevailing at the balance sheet date.  Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the consolidated financial statements.  Foreign currency translation gain (loss) resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining accumulated other comprehensive income in the consolidated statement of stockholders’ equity.

Unless otherwise noted, the rate presented below per U.S. $1.00 was the midpoint of the interbank rate as quoted by OANDA Corporation (www.oanda.com) contained in its consolidated financial statements.  Translation of amounts from DKK into U.S. dollars has been made at the following exchange rates for the respective periods:

September 30, 2011

Balance sheet	5.4682

Statement of operations and comprehensive income (loss)	5.3007

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

There were no potentially dilutive common shares outstanding for the interim period ended September 30, 2011 or 2010.

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

Recently issued accounting pronouncements

In May 2011, the FASB issued the FASB Accounting Standards Update No. 2011-04 “Fair Value Measurement” (“ASU 2011-04”).  This amendment and guidance are the result of the work by the FASB and the IASB to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (IFRSs).

This update does not modify the requirements for when fair value measurements apply; rather, they generally represent clarifications on how to measure and disclose fair value under ASC 820, Fair Value Measurement, including the following revisions:

•
An entity that holds a group of financial assets and financial liabilities whose market risk (that is, interest rate risk, currency risk, or other price risk) and credit risk are managed on the basis of the entity’s net risk exposure may apply an exception to the fair value requirements in ASC 820 if certain criteria are met. The exception allows such financial instruments to be measured on the basis of the reporting entity’s net, rather than gross, exposure to those risks.

•	In the absence of a Level 1 input, a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability consistent with the unit of account.
•	Additional disclosures about fair value measurements.

The amendments in this Update are to be applied prospectively and are effective for public entity during interim and annual periods beginning after December 15, 2011.

In June 2011, the FASB issued the FASB Accounting Standards Update No. 2011-05 “Comprehensive Income” (“ASU 2011-05”), which was the result of a joint project with the IASB and amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders’ equity. Instead, the new guidance now gives entities the option to present all nonowner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income.

The amendments in this Update should be applied retrospectively and are effective for public entity for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

As reflected in the accompanying consolidated financial statements, the Company had a deficit accumulated during the development stage at September 30, 2011 and a net loss for the interim period then ended.

While the Company is attempting to commence operations and generate sufficient revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations.  Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues.

The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

Notes payable – stockholder

From January 22, 2009 through September 8, 2009, the Company borrowed $12,500 from a related party.  All notes were demand notes carrying a 3% per annum interest rate.  As of December 31, 2009, the principal balance due on the demand notes was $10,000. $2,500 out of notes payable was converted to capital contribution and $294 in interest was accrued and recorded as in-kind contribution. On January 15, 2010, the balance of notes in the amount of $10,000 was forgiven.

From February 28, 2010 through December 31, 2010, the Company borrowed $81,911 in aggregate from its majority stockholder.  Those notes are due on demand with imputed interest at 3% per annum.  The Company imputed $927 in interest and recorded the same as a capital contribution. At December 31, 2010, those notes payable – stockholder became non-interest bearing demand notes.

Advances from stockholder

From time to time, the majority stockholder of the Company advances funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

Advances from the majority stockholder and officer at September 30, 2011 and December 31, 2010 consisted of the following:

	September 30, 2011	December 31, 2010

Advances from the majority stockholder and officer	$30,761	$-

	$30,761	$-

The majority stockholder and officer advanced $30,761 to the Company and no repayment has been made for the interim period ended September 30, 2011.

Cash shortfall is currently funded by the Company’s majority shareholder and Chief Executive officer, Hans Pandeya. Cash shortfall in the next 12 months may be funded by Mr. Pandeya, however there was no agreement between Mr. Pandeya and the Company with regard to the future funding of the Company, Mr. Pandeya is not obligated to provide the funding to the Company, and no assurance can be given to that will provide the working capital funding to the Company in the future. In the event of no funding or insufficient funding from Mr. Pandeya the Company may have to scale back or stop its business development.

Notes payable – related party

On February 25, 2011, the Company bought 9,000 shares of the newly formed Adcore Aps from Smartlaunch Systems A/S for SEK 654,648 (equivalent to $101,816 based on the spot foreign currency exchange rate) with a promissory note plus interest, payable 360 days from the date of the issuance. The Company recorded the software at its historical value on the books of Smartlaunch of $1,668 as a capital contribution to Adcore and the remainder of the related note payable’s value of $100,148 was recorded as compensation – officer as both Smartlaunch Systems and the Company are under common control of the President and major stockholder of the Company. The Note bears interest at 10% per annum (computed on the basis of a 360-day year), which is payable bi-annually in arrears in two (2) equal installments on the dates 180 days from the date of the issuance and 360 days from the date of the issuance.

On February 28, 2011, Smartlauch Systems A/S and Business Marketing Services, Inc agreed to amend the payment of the interest on the outstanding principal amount from bi-annualy as stated in the Promissory Note dated February 25, 2011 to annually in one installment on 360 days from the date of issuance of the said Promissory Note.

Pursuant to Section 830-20-25 of the FASB Accounting Standards Codification, the Company adjusts recorded balances that are denominated in a currency other than the functional currency of the recording entity at each balance sheet date to reflect the current exchange rate.

At September 30, 2011, the principal balance due on the note measured in U.S. Dollars with the spot foreign currency exchange rate was $96,953 resulting in a foreign currency transaction gain of $4,863 for the interim period then ended and the Company accrued approximately $6,136 in interest payable.

Free office space

The Company has been provided office space by its Chief Executive Officer at no cost.  The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

NOTE 5 - STOCKHOLDERS’ DEFICIT

Shares authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is Two Hundred Fifty Million (250,000,000) shares of which Fifty Million (50,000,000) shares shall be Preferred Stock, par value $.0001 per share, and Two Hundred Million (200,000,000) shares shall be Common Stock, par value $.0001 per share.

Common stock

On December 7, 2007, the Company issued 15,000,000 common shares at par to its founder, or $1,500 in aggregate for reimbursement of the incorporation expenses of the Company.

During March 2008, the Company sold 4,200,000 shares of common stock at $0.01 per share or $42,000 in aggregate.

On May 31, 2010, the Company issued 300,000 shares of its common stock in connection with March 12, 2010 purchase of source code and other software assets, valued at $0.01 per share or $3,000 in aggregate.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Business consulting agreement

On February 5, 2010 (the “Effective Date”), the Company entered into a business consulting agreement (the “Business Consulting Agreement”) with TAG Strategic LLC (“TAG”), an unrelated California limited liability company.

(i)	Nature of services

Under the terms of the Business Consulting Agreement, the Company engaged TAG to Source and initiate discussions with record labels, music publishers, film and television studios for the purposes of obtaining licenses for the new Pirate Bay music service, and with rightholder organizations such as IFPI, RIAA, BPI and MPAA to discuss allowing their members to get acces to The Pirate Bay and other filesharing sites to detect pirated content and either authorizing the content for a penalty fee or alternatively removing the content.

(ii)	Term

The term of this Agreement shall be six (6) months, commencing on February 5, 2010 and continuing until August 5, 2010 (“Initial Term”). Thereafter this Agreement will renew for another period of time equal to the Initial Term under the same terms and conditions of this Agreement (each, a “Renewal Term”) unless the Company notifies TAG in writing 30 days prior to the expiration of the Agreement. (The Initial Term and all Renewal Terms, if any, shall hereinafter be referred to collectively as the “Term”).

(iii)	Compensation

The Company shall pay a “Monthly Services Fee” of $20,000.00 to TAG.

(iv)	Termination of the Agreement

On May 5, 2010, the Company and TAG verbally agreed to terminate this Business Consulting Agreement without early termination penalty after the completion of three (3) months service and payment of $60,000.

Consultancy agreement

On March 12, 2010, the Company entered into a consultancy agreement (the “Consultancy Agreement”) with Emil Koutanov, Guy Havenstein, and Tony Fle-Danijelovich (collectively “Consultants”) in connection with the Asset Transfer Agreement.

(i)	Nature of services

Under the terms of the Consultancy Agreement, the Company engaged the Consultants to develop source code to develop new marketing services.

(ii)	Term

The term of this Agreement shall be commencing when funding was secured. The Company has not been able to secure funds to start the development.

The Consultants did not provide any services to the Company and the Company did not pay any consulting fees to the Consultants for the year ended December 31, 2010 or for the interim period ended September 30, 2011.

(iii)	Fees

The Company shall pay the Consultants Australian $100 plus Goods and Services Tax (“GST”) of 10% per hour, inclusive of any and all applicable taxes and benefits, including payroll tax and superannuation, in Australia and other jurisdictions.

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

Results of Operations

The following table sets forth certain line items in our consolidated statement of operations as a percentage of total revenues for the periods indicate:

Consolidated Statements of Operations

	For the Three Months	For the Three Months	For the Nine Months	For the Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue during the development stage	$48,975	$-	$90,474	$-

Cost of services	-	-	-	-

Gross profit	48,975	-	90,474	-

Operating expenses:
Amortization expense	395	500	1,040	500
Compensation - officer	-	-	100,148	-
Professional fees	27,037	2,500	44,726	81,267
Selling expenses	8,594	-	9,254	-
General and administrative expenses	5,341	-	11,371	6

Total operating expenses	41,367	3,000	166,539	81,773

Income (loss) from operations	7,608	(3,000)	(76,065)	(81,773)

Other (income) expenses
Foreign currency transaction (gain) loss	(4,863)	-	(4,863)	-
Other income	-	-	(116)	-
Interest expense - related party	2,601	-	6,136	-
Interest expense - stockholder	-	521	-	927

Other (income) expenses, net	(2,262)	521	1,157	927

Income (loss) before income taxes	9,870	(3,521)	(77,222)	(82,700)

Income tax provision	-	-	-	-

Income (loss) before non-controlling interest	9,870	(3,521)	(77,222)	(82,700)

Income (loss) attributable to non-controlling interest	(5,087)	-	8,686	-

Net income (loss) attributable to BMSV stockholders	$14,957	$(3,521)	$(85,908)	$(82,700)

Revenues

The Company generated $48,975 revenues for the three months and $90,474 for the nine months ended September 30, 2011 from its newly form subsidiary Adcore. The Company did not generate any revenue for the three and nine months ended September 30, 2010.  The Company is in the development stage and has recently changed its business plan.

Compensation Officer

The Company incurred $100,148 of officer compensation for the nine months ended September 30, 2011. This was the remainder of the note payable’s value resulting from the shares purchase agreement with Smartlaunch. In 2010 the Company had no officer compensation.

Professional Fees

The Company incurred $27,037 in professional fees for the three months and $44,726 for the nine months ended September 30, 2011, as compared to $2,500 and $81,267 for the three and nine months ended September 30, 2010.  The decrease in professional fees was primarily due to the change in the Company’s business plan. In 2010 the Company used various consultants to launch its old business plan.

General and Administrative Expenses

The company incurred general and administrative expenses of $5,341for the three months and $11,371 for the nine months ended September 30, 2011, as compared to$0 and $6 for the three and nine months ended in 2010. The increase was due to the Company efforts to change its business plan.  The Company is in the process of implementing its new business plan and expects general and administrative expenses to increase in the future.

Sales and Marketing Expenses

The company incurred sales and marketing expenses of $8,594 for the three months and $9,254 for the nine months ended September 30, 2011, as compared to$0 and $0 for the three and nine months ended in 2010. The increase was due to the Company efforts to change its business plan.  The Company is in the process of implementing its new business plan and expects sales and marketing expenses to increase in the future.

Liquidity and Capital Resources

As of September 30, 2011 we had $62,515 in cash. While we are reviewing our operations and business plan to determine the most effective way to produce revenues, our cash position cannot support our daily operations. Any shortfall is currently funded by our majority shareholder and Chief Executive officer, Hans Pandeya.  Management intends to raise additional funds by way of a public or private offering.   Management believes that the recent change in our business plan will generate revenues and provide the opportunity for us to continue as a going concern. While we believe in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. Our ability to continue as a going concern is dependent upon our ability to further implement its business plan and generate revenues.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

The following table summarizes the Company’s Consolidated Statement of Cash Flows:

	Nine Months Ended September 30,
Net cash provided (used) by operating activities	2011	2010

Operating Activities	27,604	(71,723)
Investing Activities	-	-
Financing Activities	37,432	70,802

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

PART II – OTHER INFORMATION

Item 1.        Legal Proceedings

None.

Item 1A.     Risk Factors

An investment in the Company’s common stock is speculative and involves a high degree of risk.  You should carefully consider the risks described in the Company’s annual report Form 10-K filed on April 15, 2011 and other information in this report before purchasing any shares of the Company’s common stock.  Such factors may have a significant impact on its business, operating results, liquidity and financial condition.  As a result of the identified risk factors, actual results could differ materially from those projected in any forward-looking statements.  Additional risks and uncertainties not presently known to the company, or that are currently considered to be immaterial, may also impact the Company’s business, operating results, liquidity and financial condition.  If any such risks occur, the Company’s business, operating results, liquidity and financial condition could be materially affected in an adverse manner.  In addition, the trading price of the Company’s stock, when and if a market develops for the Company’s stock, could decline.

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

BUSINESS MAERKETING SERVICES, INC.

Date: November 21, 2011	/s/ Hans Pandeya
Chief Executive Officer
(Principal Executive Officer)

Date: November 21, 2011	/s/ Hans Pandeya
Principal Financial and Accounting Officer