Form 10-K/A
period 2010-12-31
Business Marketing Services Inc
filed 2012-01-10
CIK 1438138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K /A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒       No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K /A or any amendment to this Form 10-K/A . ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filed, a non-accelerated filer or a smaller reporting company as defined in Rule 12b-2 of the Exchange Act.

Large accelerated file	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No  ☒

As of March 15, 2011, the number of outstanding shares of common stock, $0.0001 par value per share, of the registrant was 19,500,000 shares.

No documents are incorporated by reference.

Explanatory Note

This Amendment to the annual report on Form 10-K originally filed on April 15, 2011 is being filed to (i) add Note 7 - Commitments and Contingencies to disclose business consulting agreement and Consultancy Agreement, and (ii) to add a subsequent event to disclose the formation of majority-owned subsidiary, consulting services to the subsidiary and call options to acquire shares.

PART I

Forward Looking Statements

Certain statements in this Annual Report on Form 10-K /A (the “Report”) are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Report, words such as “may,” “should,” “seek,” “believe,” “expect,” ”anticipate,” “estimate,” “project,” “intend,” “strategy” and similar expressions are intended to identify forward- looking statements regarding events, conditions and financial trends that may affect the Company’s future plans, operations, business strategies, operating results and financial position. Forward-looking statements are subject to a number of known and unknown risks and uncertainties that may cause actual results, trends, performance or achievements of the Company, or industry trends and results, to differ materially from the future results, trends, performance or achievements expressed or implied by such forward-looking statements.

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

ITEM 7.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

You should read the following discussion in conjunction with our audited financial statements, which are included elsewhere in this Form 10-K /A , and the special note on Forward Looking Statements appearing before Item 1. Business. Management’s Discussion and Analysis and its plans of operation contain statements that are forward-looking. These statements are based on current expectations and assumptions, which are subject to risk, uncertainties and other factors. Actual results may differ materially because of the factors discussed in the subsection titled “Risk Factors,” which are located in Item 1A.

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

BUSINESS MARKETING SERVICES, INC.
(a development stage company)
STATEMENTS OF OPERATIONS

	12 MONTHS	12 MONTHS	FROM
	ENDING	ENDING	INCEPTION
REVENUE	12/31/2010	12/31/2009	TO 12/31/2010

COST OF SERVICES	$-	$-	$-

GROSS PROFIT OR (LOSS)	-	-	-

OPERATING EXPENSES

Business Consulting Fees	60,000	-	60,000

Professional Fees	26,432	18,191	74,956

General And Administrative Expenses	36	4,311	9,816

Amortization	750	-	750

TOTAL OPERATING EXPENSES	87,218	22,502	145,522

INTEREST EXPENSE - STOCKHOLDER	927	294	1,221

			-

NET LOSS	$(88,145)	$(22,796)	$(146,743)

Earnings (loss) per share	$(0.00)	$(0.00)	$(0.01)

Revenue

The Company did not have any revenue in the year ended December 31, 2010.  We are still in our development stage as of December 31, 2010.

Operating Expenses

The Company operating expenses for 2010 was $87,218 as compared to $22,502 in 2009. The increase of $64,716 was primarily due to an increase in professional fees as the Company has changed its business model to focus on software as a service. The Company professional fees also increased because of re-auditing its prior years because its prior auditor opinion could no longer be relied upon.

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

See accompanying notes to the financial statements

BUSINESS MARKETING SERVICES, INC.
(A development stage company)
STATEMENTS OF OPERATIONS

			For the Period from
	For the Year	For the Year	December 7, 2007
	Ended	Ended	(inception) through
	December 31, 2010	December 31, 2009	December 31, 2010

REVENUE	$-	$-	$-
OPERATING EXPENSES
BUSINESS CONSULTING FEES	60,000	-	60,000

PROFESSIONAL FEES	26,432	18,191	74,956
GENERAL AND ADMINISTRATIVE EXPENSES	36	4,311	9,816
AMORTIZATION EXPENSE	750	-	750

TOTAL OPERATING EXPENSES	87,218	22,502	145,522

LOSS FROM OPERATIONS	(87,218)	(22,502)	(145,522)

OTHER (INCOME) EXPENSES

INTEREST EXPENSE - STOCKHOLDER	927	294	1,221

TOTAL OTHER (INCOME) EXPENSES, NET	927	294	1,221

LOSS BEFORE INCOME TAXES	(88,145)	(22,796)	(146,743)

INCOME TAXES	-	-	-

NET LOSS	$(88,145)	$(22,796)	$(146,743)

Net Loss Per Common Share - basic & diluted	$(0.00)	$(0.00)	$(0.01)

Weighted Average Common Shares Outstanding:
- basic & diluted	19,375,890	19,200,000	18,825,990

See accompanying notes to the financial statements

BUSINESS MARKETING SERVICES, INC.
(A development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period from December 7, 2007 (inception) through December 31, 2010

				Deficit accumulated
			Additional	during the	Total
	Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity (Deficit)

Shares issued upon formation	15,000,000	$1,500	$-	$-	$1,500

Net Loss				(3,250)	(3,250)

Balance, December 31, 2007	15,000,000	1,500	-	(3,250)	(1,750)

Capital Contribution			1,000		1,000

Common shares subscribed on private placement
at $0.01 per share in March 2008	4,200,000	420	41,580		42,000

Net Loss				(32,552)	(32,552)

Balance, December 31, 2008	19,200,000	1,920	42,580	(35,802)	8,698

Interest as in-kind contribution			294		294

Capital contribution			2,500		2,500

Net Loss				(22,796)	(22,796)

Balance, December 31, 2009	19,200,000	1,920	45,374	(58,598)	(11,304)

Interest contributed to capital			927		927

Capital contribution			1,334		1,334

Forgiveness of debt by a stockholder			10,000		10,000

Common shares issued for acquisition of source code
and other software assets valued at
$0.01 per share on May 31, 2010	300,000	30	2,970		3,000

Net Loss				(88,145)	(88,145)

Balance, December 31, 2010	19,500,000	$1,950	$60,605	$(146,743)	$(84,188)

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

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

On May 5, 2010, the Company and TAG agreed to terminate this Business Consulting Agreement without early termination penalty after the completion of three (3) months service and payment of $60,000.

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

The term of this Agreement shall be six (6) months, commencing on date of signing and continuing until August 5, 2010 (“Initial Term”). Thereafter this Agreement will renew for another period of time equal to the Initial Term under the same terms and conditions of this Agreement (each, a “Renewal Term”) unless the Company notifies TAG in writing 30 days prior to the expiration of the Agreement. (The Initial Term and all Renewal Terms, if any, shall hereinafter be referred to collectively as the “Term”).

(iii)	Fees

The Company shall pay the Consultants Australian $100 plus Goods and Services Tax (“GST”) of 10% per hour, inclusive of any and all applicable taxes and benefits, including payroll tax and superannuation, in Australia and other jurisdictions.

NOTE 8 – INCOME TAXES

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

NOTE  9 – SUBSEQUENT EVENTS

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

BMSV’s acquisition of 9,000 shares of Adcore from Smartlaunch A/S, an entity under common control with the Company

On February 25, 2011, BMSV bought 9,000 shares of Adcore from Smartlaunch Systems A/S for SEK 654,648 (equivalent to $101,816 based on foreign exchange rate at March 31, 2011). On the Closing Date, under the terms and conditions of the STA, the Company purchased and Smartlaunch sold all of its rights, title and interest in shares of the common stock of Adcore Aps, a Danish corporation with offices at Kristen Bernikows Gade 6, 4. 1105 Copenhagen K, Denmark; company number: 32320465. The shares acquired by the Company equal 10% of the issued and outstanding common stock of Adcore Aps.

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

Business Marketing Services, Inc.

Date: January 09, 2012	/s/ Hans Pandeya
Hans Pandeya
Chief Executive Officer and President

Date: January 09, 2012	/s/ Hans Pandeya
Hans Pandeya
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the date(s) indicated.

SIGNATURE	TITLE	DATE

/s/ Hans Pandeya	Director	January 09, 2012
Hans Pandeya