Form 10-Q/A
period 2011-03-31
Business Marketing Services Inc
filed 2012-01-10
CIK 1438138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q /A

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

Explanatory Note

This Amendment to the quarterly report on Form 10-Q originally filed on May 31, 2011 is being filed to (i) add a paragraph in Note 1 to disclose the formation of majority -owned subsidiary, consulting services to the subsidiary and call options to acquire shares , (ii) expend the footnote disclosure of the related party transaction nature in Note 5 – Note Payable – Related Party and (iii) add Note 7 - Commitments and Contingencies to disclose business consulting agreement and Consultancy Agreement.

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

See accompanying notes to the consolidated financial statements

BUSINESS MARKETING SERVICES, INC.
(A development stage company)
Consolidated Statements of Operations

			For the Period from
	Three Months	Three Months	December 7, 2007
	Ended	Ended	(inception) through
	March 31, 2011	March 31, 2010	March 31, 2011
	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-
Operating Expenses:

AMORTIZATION EXPENSE	250	-	1,000
COMPENSATION-OFFICER	100,148	-	100,148
BUSINESS CONSULTING FEES	-	40,000	60,000
PROFESSIONAL FEES	8,124	5,968	83,080
GENERAL AND ADMINISTRATIVE EXPENSES	213	6	10,029

Total Operating Expenses	108,735	45,974	254,257

Loss from Operations	(108,735)	(45,974)	(254,257)

Other (Income) Expenses

INTEREST EXPENSE - RELATED PARTY	962	-	962
INTEREST EXPENSE - STOCKHOLDER	-	470	1,221

Total Other (Income) Expenses, Net	962	470	2,183

Loss before income taxes and non-controlling interest	(109,697)	(46,444)	(256,440)

Provision for income taxes	-	-	-

Net loss before non-controlling interest	(109,697)	(46,444)	(256,440)
Net loss attributable to non-controlling interest	(1,552)	-	(1,552)

Net loss attributable to Business Marketing Services' stockholders	$(108,145)	$(46,444)	$(254,888)

Net Loss Per Common Share - basic & diluted	$(0.01)	$(0.00)	$(0.01)

Weighted Average Common Shares Outstanding:
- basic & diluted	19,500,000	19,200,000	18,876,360

Comprehensive Loss:
Net loss	$(108,145)	$(46,444)	$(254,888)
Foreign currency translation gain	179	-	179
Comprehensive income attributable to non-controlling interest	(71)	-	(71)

Comprehensive loss attributable to Business Marketing Services, Inc.	$(108,037)	$(46,444)	$(254,780)

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

Shareholder	Nominal Shareholding	Percentage
RM	18,000	22.22%
PBI	18,000	22.22%
BMSV	45,000	55.56%
Total:	81,000	100%

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

Call options to acquire certain shares from noncontrolling interest holders

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

Exercise of call options to acquire certain shares from noncontrolling interest holders

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

NOTE 5 – NOTE PAYABLE – RELATED PARTY

On February 25, 2011, the Company bought 9,000 shares of the newly formed Company – Adcore Aps from Smartlaunch Systems A/S for SEK 654,648 (equivalent to $101,816 based on foreign exchange rate at March 31, 2011) with a promissory note plus interest, payable 360 days from the date of the issuance. The Company recorded the software at its historical value on the books of Smartlaunch of $1,668 as a capital contribution to Adcore and the remainder of the related note payable’s value of $100,148 was recorded as compensation – officer as both Smartlaunch Systems and the Company are under common control of the President and major stockholder of the Company. The Note bears interest at 10% per annum (computed on the basis of a 360-day year), which is payable bi-annually in arrears in two (2) equal installments on the dates 180 days from the date of the issuance and 360 days from the date of the issuance.

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

NOTE  8 - STOCKHOLDERS’ DEFICIT

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

BUSINESS MAERKETING SERVICES, INC.

Date: January 9, 2012	/s/ Hans Pandeya
Chief Executive Officer
(Principal Executive Officer)

Date: January 9, 2012	/s/ Hans Pandeya
Principal Financial and Accounting Officer