Form 10-K
period 2011-12-31
Business Marketing Services Inc
filed 2012-04-16
CIK 1438138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

Commission File No. 333-152017

Business Marketing Services, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE	80-0154787
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

350 Madison Avenue, 8 th Floor
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

As of March 15, 2012 the number of outstanding shares of common stock, $0.0001 par value per share, of the registrant was 19,500,000 shares.
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

These risks and uncertainties include, among others: general economic and business conditions in the United States and other countries in which the Company’s customers, suppliers, and service providers are located; industry conditions and trends; technology changes; competition and other factors which may affect prices which the Company may charge for its products and its profit margins; the availability and cost of the inventory purchased by the Company; relative value of the United States dollar to currencies in the countries in which the Company’s customers, suppliers and competitors are located; changes in, or the failure to comply with, government regulation, principally environmental regulations; the Company’s ability to implement changes in its business strategies and development plans; and the availability, terms and deployment of debt and equity capital if needed for expansion. These and certain other factors are discussed in this Report and from time to time in other Company reports filed with the Securities and Exchange Commission. The Company does not assume an obligation to update the factors discussed in this Report or such other reports.

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

Call options to acquire certain shares from non-controlling interest

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

The milestone of ““SL Free” software was completed by June 1, 2011” was achieved and the June 1, 2011 milestone call option to acquire certain shares from non-controlling interest was nullified.

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

Employees

As of December 31, 2011, the Company’s sole employee was Hans Pandeya, its President and Chief Executive Officer.

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

Risks Related to the Company

We Have A Limited Operating History That You Can Use To Evaluate Us, And The Likelihood Of Our Success Must Be Considered In Light Of The Problems, Expenses, Difficulties, Complications And Delays Frequently Encountered By A Small Developing Company. There Is No Assurance Our Future Operations Will Result In Profitable Revenues. If We Cannot Generate Sufficient Revenues To Operate Profitably, We Will Cease Operations .

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

There Is Substantial Uncertainty That We Will Be Able to Continue Operations .

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

ITEM 1B   Unresolved Staff Comments

None.

ITEM 2      Properties

As of February 1, 2011, our business office was located at 350 Madison Avenue, 8 th Floor, New York, NY 10017. Management believes that existing facilities are adequate to meet current requirements, and that suitable additional space will be available as needed to accommodate any further physical expansion of operations.

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

\
Period	High Bid	Low Bid

1st Quarter 2010	$2.00	$0.00
2nd Quarter 2010	2.05	2.00
3rd Quarter 2010	2.05	0.00
4th Quarter 2010	1.00	0.00

1 st Quarter 2011 2 nd Quarter 2011 3 rd Quarter 2011 4 th Quarter 2011 1st Quarter 2012	$0.16	$0.16

On April 12, 2012, the National Quotation Bureau, Inc. reported that the closing ask price on our common stock was $0.16 per share.

Record Holders

As of December 31, 2011, there were approximately 45 holders of record of our common stock. The Board of Directors believe that the number of beneficial owners is greater than the number of record holders because a portion of our outstanding common stock is held of record in broker "street names" for the benefit of individual investors. The beneficial owners of such shares are not known to us.

As of December 31, 2011, the shareholders list from our transfer agent shows that there were 19,500,000 shares of common stock outstanding. Of those shares, 15,000,000 shares, or 77% percent of our outstanding common stock, were owned by our officers and directors.

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

Call options to acquire certain shares from non-controlling interest

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

The milestone of ““SL Free” software was completed by June 1, 2011” was achieved and the June 1, 2011 milestone call option to acquire certain shares from non-controlling interest was nullified.

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

BUSINESS MARKETING SERVICES, INC.
STATEMENTS OF OPERATIONS
	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010

Revenue earned during the development stage	$143,294	$-

Operating Expenses:

Amortization expense	1,426	750
Compensation - officer	100,148	-
Professional fees	99,188	86,432
Selling expenses	12,837	-
General and administrative expenses	21,832	36

Total Operating Expenses	235,431	87,218

Loss from Operations	(92,137)	(87,218)

Other (Income) Expenses

Foreign currency transaction (gain) loss	(6,892)	-
Other income	(118)	-
Interest expense - related party	8,738	-
Interest expense - stockholder	-	927

Other (Income) Expenses, net	1,728	927

Loss before income taxes and non-controlling interest	(93,865)	(88,145)

Revenue

The Company generated $143,294 of revenue in the year ended December 31, 2011. We were still in our development stage as of December 31, 2010 and did not generate any revenues.

Operating Expenses

The Company operating expenses for 2011 was $235,431 as compared to $87,218 in 2010. Our operating increase in revenues was due to spending more to build our business and generate revenues.

Other Expenses

The Company had other (income) expenses of $1,728 for the year ended December 31, 2011, compared to $927 for the year ended December 31, 2010.

Liquidity

As of December 31, 2011 we had $45,921 in cash.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

The following table summarizes the Company’s Statement of Cash Flows:

	Twelve Months Ended December 31,
Net cash provided (used) by operating activities	2011	2010

Operating Activities	38,125	(84,143)
Investing Activities	-	-
Financing Activities	10,419	83,245

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies. However, risk factors relating to the Company and Company’s securities are described under “Item 1A Risk Factors.”

ITEM 8.     Financial Statements and Supplementary Data

Business Marketing Services, Inc.

December 31, 2011 and 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Business Marketing Services, Inc.
Cambridge, Massachusetts

We have audited the accompanying consolidated balance sheets of Business Marketing Services, Inc. (the “Company”) as of December 31, 2011 and 2010 and the related consolidated statements of operations, equity (deficit) and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company had an accumulated deficit at December 31, 2011 and had a net loss and net cash used in operating activities for the year then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li & Company, PC
Li & Company, PC

Skillman, New Jersey
April 16, 2012

Business Marketing Services, Inc.

Consolidated Balance Sheets

	December 31, 2011	December 31, 2010

ASSETS

CURRENT ASSETS
Cash	$45,921	$48
Accounts receivable	3,864	-
Other receivable	268	-

Total Current Assets	50,053	48

WEB-BASED SOFTWARE PLATFORM
Web-based software platform	4,668	3,000
Accumulated amortization	(2,176)	(750)

Web-based software platform, net	2,492	2,250

TOTAL ASSETS	$52,545	$2,298

LIABILITIES AND DEFICIT

CURRENT LIABILITIES
Accrued expenses	$8,495	$4,575
Accrued interest - related party	8,739	-
Accounts payable	28,781	-
Corporate income tax payable	2,467	-
Notes payable - stockholder	81,911	81,911
Note payable - related party	94,924	-
Advances from stockholder	3,748	-

Total Current Liabilities	229,065	86,486

TOTAL LIABILITIES	229,065	86,486

DEFICIT

Business Marketing Services Inc. Stockholders' Deficit

Preferred stock: par value $0.0001; 50,000,000 shares authorized;
none issued or outstanding	-	-
Common stock: par value $0.0001; 200,000,000 shares authorized;
19,500,000 shares issued and outstanding	1,950	1,950
Additional paid-In capital	60,605	60,605
Accumulated deficit	(246,036)	(146,743)
Accumulated other comprehensive income (loss)
Foreign currency translation loss	(2,312)	-

Total Business Marketing Services Stockholders' Deficit	(185,793)	(84,188)

Noncontrolling Interest in Subsidiary	9,273	-

Total Deficit	(176,520)	(84,188)

TOTAL LIABILITIES AND DEFICIT	$52,545	$2,298

See accompanying notes to the consolidated financial statements

Business Marketing Services, Inc.

Consolidated Statements of Operations

	For the Year	For the Year
	Ended	Ended
	December 31, 2011	December 31, 2010

Revenue	$143,294	$-

Operating Expenses:

Amortization expense	1,426	750
Compensation - officer	100,148	-
Professional fees	99,188	86,432
Selling expenses	12,837	-
General and administrative expenses	21,832	36

Total Operating Expenses	235,431	87,218

Loss from Operations	(92,137)	(87,218)

Other (Income) Expenses

Foreign currency transaction (gain) loss	(6,892)	-
Other income	(118)	-
Interest expense - related party	8,738	-
Interest expense - stockholder	-	927

Other (Income) Expenses, net	1,728	927

Loss before income taxes and non-controlling interest	(93,865)	(88,145)

Income tax provision	2,467	-

Net loss before non-controlling interest	(96,332)	(88,145)
Net income attributable to non-controlling interest	2,961	-

Net loss attributable to BMSV' stockholders	$(99,293)	$(88,145)

Net Loss Per Common Share - basic and diluted	$(0.01)	$(0.00)

Weighted Average Common Shares Outstanding:
- basic and diluted	19,500,000	19,375,890

Comprehensive Loss:
Net loss	$(99,293)	$(88,145)
Foreign currency translation loss	(2,671)	-
Foreign currency translation loss attributable to non-controlling interest	359	-

Comprehensive loss attributable to BMSV	$(101,605)	$(88,145)

See accompanying notes to the consolidated financial statements

Business Marketing Services, Inc.

Consolidated Statement of Equity (Deficit)
For the Year Ended December 31, 2011 and 2010

				Deficit accumulated	Accumulated Other Comprehensive loss Foreign	Total BMSV
				during the	Currency	Stockholders'		Total
	Common Stock		Accumulated	Development	Translation	Equity	Non-controlling	Equity
	Shares	Amount	Deficit	Stage	loss	(Deficit)	Interest	(Deficit)

Balance, December 31, 2009	19,200,000	$1,920	$45,374	$(58,598)	$0	$(11,304)	$0	$(11,304)

Interest as in-kind contribution			927			927		927

Capital contribution			1,334			1,334		1,334

Forgiveness of debt by a stockholder			10,000			10,000		10,000

Common shares issued for acquisition of source code
and other software assets valued at
$0.01 per share on May 31, 2010	300,000	30	2,970			3,000		3,000

Net Loss				(88,145)		(88,145)		(88,145)

Balance, December 31, 2010	19,500,000	1,950	60,605	(146,743)	-	(84,188)	-	(84,188)

Noncontrolling interest - capital contribution							6,671	6,671

Comprehensive income
Net loss				(99,293)		(99,293)	2,961	(96,332)
Foreign currency translational loss					(2,312)	(2,312)	(359)	(2,671)

Total comprehensive loss						(101,605)	2,602	(99,003)

Balance, December 31, 2011	19,500,000	$1,950	$60,605	$(246,036)	$(2,312)	$(185,793)	$9,273	$(176,520)

See accompanying notes to the consolidated financial statements

BUSINESS MARKETING SERVICES, INC.

Consolidated Statements of Cash Flows

	For the Year	For the Year
	Ended	Ended
	December 31, 2011	December 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(99,293)	$(88,145)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Amortization expense	1,426	750
Interest contribution	-	927
Notes issued to a related party as compensation	100,148	-
Foreign currency transaction gain on note payable - related party	(6,892)	-
Noncontrolling interest in Adcore's current period net income	2,961	-
Changes in operating assets and liabilities:
Accounts receivable	(3,864)	-
Other receivable	(268)	-
Accrued expenses	3,920	2,325
Accrued interest - related party	8,739	-
Accounts payable	28,781
Corporate income tax payable	2,467

Net cash provided by (used in) operating activities	38,125	(84,143)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable - stockholder	-	81,911
Advances from stockholder	30,885	-
Repayments on advances from stockholder	(27,137)	-
Capital contribution	-	1,334
Contribution of noncontrolling interest	6,671	-

Net cash flows provided by financing activities	10,419	83,245

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(2,671)	-

NET CHANGE IN CASH	45,873	(898)

CASH BALANCE AT BEGINNING OF YEAR	48	946

CASH BALANCE AT END OF YEAR	$45,921	$48

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

NON CASH FINANCING AND INVESTING ACTIVITIES:
Common shares issued for acquisition of source code and related assets	$1,668	$3,000
Forgiveness of debt by a stockholder	$-	$10,000

See accompanying notes to the consolidated financial statements

Business Marketing Services, Inc.
December 31, 2011 and 2010
Notes to the Consolidated Financial Statements

Note 1 – Organization and Operations

Business Marketing Services, Inc.

Business Marketing Services, Inc., (“BMSV” or the “Company”), was incorporated under the laws of the State of Delaware on December 7, 2007.

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

Issuance of 9,000 New Shares of Adcore to Smartlaunch A/S for Software Contributed

Immediately after formation of Adcore, Smartlaunch A/S received 9,000 new shares in Adcore for contributed software recorded at its historical value on the books of Smartlaunch of $1,668. Following SL’s receipt of the shares, the ownership is as follows:

Shareholder	Nominal Shareholding	Percentage
RM	18,000	20%
SL	9,000	10%
PBI	18,000	20%
BMSV	45,000	50%
Total:	90,000	100%

BMSV’s Acquisition of 9,000 Shares of Adcore from Smartlaunch A/S, an Entity under Common Control with the Company

On February 25, 2011, BMSV bought the 9,000 shares of Adcore from Smartlaunch Systems A/S for SEK 654,648 (equivalent to $101,816 based on the spot foreign currency exchange rate). On the Closing Date, under the terms and conditions of the STA???, the Company purchased and Smartlaunch sold all of its rights, title and interest in its shares of the common stock of Adcore Aps, a Danish corporation with offices at Kristen Bernikows Gade 6, 4. 1105 Copenhagen K, Denmark; company number: 32320465. The shares acquired by the Company equal 10% of the issued and outstanding common stock of Adcore Aps.

Consulting Services to the Majority-Owned Subsidiary

Pursuant to the terms of the Company Formation Agreement, BMSV will assist Adcore in developing its business in the U.S. and India and be responsible for innovation and product development of Adcore; Adcore shall pay 50% of its net revenues (defined as total revenue minus payment, transaction, and reseller fees, chargebacks, exchange rate adjustments and value added tax (“VAT”)) to BMSV in return for such services, on a quarterly basis. All balances and transactions resulting from this arrangement have been eliminated due to its inter-company nature.

Call Options to Acquire Certain Shares from Noncontrolling Interest Holder

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

The “SL Free” software was completed by June 1, 2011” and the milestone call option was nullified.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principle of Consolidation

The consolidated financial statements include all accounts of the Company as of December 31, 2011 and 2010 and for the years then ended and all accounts of Adcore as of December 31, 2011 and for the period from February 3, 2011 (inception) through December 31, 2011.

All inter-company balances and transactions have been eliminated.

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

The Company’s significant estimates and assumptions include the fair value of financial instruments; the carrying value, recoverability and impairment, if any, of long-lived assets, including the values assigned to and the estimated useful lives of software platform; income tax rate, income tax provision, deferred tax assets and valuation allowance of deferred tax assets; revenue realized or realizable and earned; sales returns and allowances; its subsidiary’s functional currency and foreign currency exchange rate; and the assumption that the Company will continue as a going concern.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, and if deemed appropriate, those estimates are adjusted accordingly.  Actual results could differ from those estimates.

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

Pursuant to section 850-10-20 the related parties include a) affiliates of the Company; b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of section 825–10–15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include:  a) the nature of the relationship(s) involved; ; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

The Company derives the majority of its revenue from sales contracts with customers with revenues being generated upon the shipment of goods.  Persuasive evidence of an arrangement is demonstrated via invoice, product delivery is evidenced by warehouse shipping log as well as a signed bill of lading from trucking or rail company and title transfers when the goods arrive at their destination, based on free on board (“FOB”) destination; the sales price to the customer is fixed upon acceptance of the purchase order and there is no separate sales rebate, discount, or volume incentive.  When the Company recognizes revenue, no provisions are made for returns because, historically, there have been very few sales returns and adjustments that have impacted the ultimate collection of revenues.

Net sales of products represent the invoiced value of goods, net of value added taxes (“VAT”).  The Company is subject to VAT which is levied on all of the Company’s products at the rate of 25% on the invoiced value of sales.  Sales or Output VAT is borne by customers in addition to the invoiced value of sales and Purchase or Input VAT is borne by the Company in addition to the invoiced value of purchases to the extent not refunded for export sales, if any.

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

Income Tax Provision

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

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in years and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the year ended December 31, 2011 or 2010.

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

Unless otherwise noted, the rate presented below per U.S. $1.00 was the midpoint of the interbank rate as quoted by OANDA Corporation (www.oanda.com) contained in its consolidated financial statements.  Translation of amounts from DKK into U.S. dollars has been made at the following exchange rates for the respective periods:

December 31, 2011

Balance sheet	5.7398

Statement of operations and comprehensive income (loss)	5.7523

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

There were no potentially dilutive common shares outstanding for the year ended December 31, 2011 or 2010.

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

Recently Issued Accounting Pronouncements

FASB Accounting Standards Update No. 2011-05

In June 2011, the FASB issued the FASB Accounting Standards Update No. 2011-05 “Comprehensive Income” (“ASU 2011-05”), which was the result of a joint project with the IASB and amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders’ equity. Instead, the new guidance now gives entities the option to present all non-owner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income.

The amendments in this Update should be applied retrospectively and are effective for public entity for fiscal years, and interim periods within those years, beginning after December 15, 2011.

FASB Accounting Standards Update No. 2011-08

In September 2011, the FASB issued the FASB Accounting Standards Update No. 2011-08 “Intangibles—Goodwill and Other: Testing Goodwill for Impairment” (“ASU 2011-08”). This Update is to simplify how public and nonpublic entities test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.

The guidance is effective for interim and annual periods beginning on or after December 15, 2011. Early adoption is permitted.

FASB Accounting Standards Update No. 2011-10

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-10 “Property, Plant and Equipment: Derecognition of in Substance Real Estate-a Scope Clarification” (“ASU 2011-09”). This Update is to resolve the diversity in practice as to how financial statements have been reflecting circumstances when parent company reporting entities cease to have controlling financial interests in subsidiaries that are in substance real estate, where the situation arises as a result of default on nonrecourse debt of the subsidiaries.

The amended guidance is effective for annual reporting periods ending after June 15, 2012 for public entities. Early adoption is permitted.

FASB Accounting Standards Update No. 2011-11

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS.

The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.

FASB Accounting Standards Update No. 2011-12

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-12 “Comprehensive Income:  Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”). This Update is a deferral of the effective date pertaining to reclassification adjustments out of accumulated other comprehensive income in ASU 2011-05. FASB is to going to reassess the costs and benefits of those provisions in ASU 2011-05 related to reclassifications out of accumulated other comprehensive income. Due to the time required to properly make such a reassessment and to evaluate alternative presentation formats, the FASB decided that it is necessary to reinstate the requirements for the presentation of reclassifications out of accumulated other comprehensive income that were in place before the issuance of Update 2011-05.

All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Other Recently Issued, but not yet Effective Accounting Pronouncements

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

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit at December 31, 2011 and a net loss for the year then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Hans Pandeya	Chairman, CEO and majority stockholder of the Company

Smartlaunch Systems A/S	An entity owned and controlled by majority stockholder of the Company

Notes Payable – Stockholder

From February 28, 2010 through December 31, 2010, the Company borrowed $81,911 in aggregate from its majority stockholder.  Those notes are due on demand with imputed interest at 3% per annum.  The Company imputed $927 in interest and recorded the same as a capital contribution. At December 31, 2010, those notes payable – stockholder became non-interest bearing demand notes.

Notes Payable – Related Party

On February 25, 2011, the Company bought 9,000 shares of the newly formed Adcore Aps from Smartlaunch Systems A/S for SEK 654,648 (equivalent to $101,816 based on the spot foreign currency exchange rate) with a promissory note plus interest, payable 360 days from the date of the issuance. The Company recorded the software at its historical value on the books of Smartlaunch of $1,668 as a capital contribution to Adcore and the remainder of the related note payable’s value of $100,148 was recorded as compensation – officer as both Smartlaunch Systems and the Company are under common control of the President and majority stockholder of the Company. The Note bears interest at 10% per annum (computed on the basis of a 360-day year), which is payable bi-annually in arrears in two (2) equal installments on the dates 180 days from the date of the issuance and 360 days from the date of the issuance.

On February 28, 2011, Smartlauch Systems A/S and Business Marketing Services, Inc agreed to amend the payment of the interest on the outstanding principal amount from bi-annualy as stated in the Promissory Note dated February 25, 2011 to annually in one installment on 360 days from the date of issuance of the said Promissory Note.

On February 25, 2012, Smartlauch Systems A/S and Business Marketing Services, Inc extended the note for one additional year to be due on February 25, 2012.

Pursuant to Section 830-20-25 of the FASB Accounting Standards Codification, the Company adjusts recorded balances that are denominated in a currency other than the functional currency of the recording entity at each balance sheet date to reflect the current exchange rate.

At December 31, 2011, the principal balance due on the note measured in U.S. Dollars with the spot foreign currency exchange rate was $94,924 resulting in a foreign currency transaction gain of $6,892 for the year then ended and the Company accrued approximately $8,739 in interest payable.

Advances from Stockholder

From time to time, the majority stockholder of the Company advances funds to the Company for working capital purposes. Those advances are unsecured, non-interest bearing and due on demand.

Advances from the majority stockholder and officer at December 31, 2011 and December 31, 2010 consisted of the following:

	December 31, 2011	December 31, 2010

Advances from the majority stockholder and officer	$3,748	$-

	$3,748	$-

The majority stockholder and officer advanced $30,885 to the Company and $27,137 repayment has been made for the year ended December 31, 2011.

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

Note 5 – Commitments and Contingencies

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

The Consultants did not provide any services to the Company and the Company did not pay any consulting fees to the Consultants for the year ended December 31, 2011 or 2010.

(iii)	Fees

The Company shall pay the Consultants Australian $100 plus Goods and Services Tax (“GST”) of 10% per hour, inclusive of any and all applicable taxes and benefits, including payroll tax and superannuation, in Australia and other jurisdictions.

Note 6 - Stockholders’ Deficit

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

Note 7 – Income Tax Provision

BMSV is a non-operating holding company. Adcore, the Company’s Danish subsidiary, is subject to Danish income taxes.

United States Income Tax

BMSV is incorporated under the laws of the State of Delaware and is subjected to United States of America income tax laws.

Danish Income Tax

On February 3, 2011, the Company formed Adcore, Aps (“Adcore”) under the laws of the kingdom of Denmark and is subject to Danish income tax laws.  Danish statutory income tax rate is 25.0% and there were no significant differences between income reported for financial reporting purposes and income reported for income tax purposes for the year ended December 31, 2011.

Deferred Tax Assets

At December 31, 2011, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $246,036 that may be offset against future taxable income through 2031.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $83,652 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by the full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.  The valuation allowance increased approximately $33,759 and $29,970 for the year ended December 31, 2011 and 2010, respectively.

Components of deferred tax assets at December 31, 2011 and 2010 are as follows:

	December 31, 2011	December 31, 2010
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$83,652	49,893
Less valuation allowance	(83,652)	(49,893)
Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Consolidated Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010

Federal statutory income tax rate	34.0%	34.0%
Change in valuation allowance on net operating loss carry-forwards	(34.0)%	(34.0)%
Effective income tax rate	0.0%	0.0%

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

ITEM 9A (T). Controls and Procedures

Evaluation of Disclosure Control and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2011. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were ineffective as of December 31, 2011.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC.

ITEM 9B . Other Information

None

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

Section 16(a) Beneficial Ownership Reporting Compliance

Each of our executive officers and directors failed to file Form 5 – Annual Statement of Beneficial Ownership of Securities by the due date of February 15, 2012. The forms will be filed as soon as practicable.

Code of Ethics

The Company does not currently have a Code of Ethics.

Committees of the Board of Directors

The Board of Directors currently does not have any committees.

ITEM 11.   Executive Compensation

Compensation of Executive Officers

The Company recorded the software at its historical value on the books of Smartlaunch of $1,668 as a capital contribution to Adcore and the remainder of the related note payable’s value of $100,148 was recorded as compensation – officer as both Smartlaunch Systems and the Company are under common control of the President and majority stockholder of the Company. There was no cash compensation paid to any executive employees during  2011 and 2010.

Employment Agreements

The Company does not have any employment agreements with any employees.

Director Compensation

In 2011, no director received any cash compensation for their board services.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Management and Certain Beneficial Owners

The following table sets forth as of December 31, 2011, certain information regarding the beneficial ownership of our outstanding common stock by (i) each person known to us to beneficially own more than 5% of our common stock, (ii) each Named Executive Officer, (iii) each of our Directors and (iv) all of such Directors and officers as a group. Except as otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all of the common shares owned by them.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Percentage of beneficial ownership is based on 19,500,000 shares of common stock outstanding as of December 31, 2011.

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

ITEM 14.  Principal Accounting Fees and Services

The firm of Li & Company, PC an independent registered public accounting firm, has served as our auditors for the fiscal years ending December 31, 2011 and 2010.

Audit and Non-Audit Fees

The following table presents fees for professional audit services rendered by Li & Company, PC for the audit of our annual financial statements and fees billed for other services for the years ended December 31, 2011 and 2010.

Services	2011	2010

Fees for annual audit and quarterly reviews (*)	$20,000	$13,000
Review of SEC comments	$4,350	$-
Tax and other matters	$-	$-
Total	$4,350	$13,000

The Company were billed by Li & Company, PC for the audit and review of the Company’s 2011 and 2010 financial statements.

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

Business Marketing Services, Inc.

Date: April 16, 2012	/s/ Hans Pandeya
Hans Pandeya
Chief Executive Officer and President

Date: April 16, 2012	/s/ Hans Pandeya
Hans Pandeya
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the date(s) indicated.
SIGNATURE	TITLE	DATE

/s/ Hans Pandeya	Director	January 16, 2012
Hans Pandeya