Form 10-Q
period 2012-03-31
Business Marketing Services Inc
filed 2012-05-21
CIK 1438138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 16, 2012, there were 19,500,000 shares of the registrant’s common stock outstanding.

Business Marketing Services, Inc.

March 31, 2012 and 2011

Business Marketing Services, Inc.

Consolidated Balance Sheets

	March 31, 2012	December 31, 2011
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$42,393	$45,921
Accounts Receivable	7,671	3,864
Other Receivable	970	268
Total Current Assets	51,034	50,053
WEB-BASED SOFTWARE PLATFORM
Web-based software platform	4,668	4,668
Accumulated amortization	(2,558)	(2,176)
Web-based Software Platform, net	2,110	2,492
TOTAL ASSETS	$53,144	$52,545

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$21,965	$28,781
Accrued expenses	1,496	8,495
Accrued interest - related party	11,312	8,739
Corporate income tax payable	7,655	2,467
Notes payable - stockholder	78,159	81,911
Note payable - related party	98,655	94,924
Advances from stockholder	-	3,748
Total Current Liabilities	219,242	229,065
TOTAL LIABILITIES	219,242	229,065

DEFICIT
Business Marketing Services Inc. Stockholders' Deficit
Preferred stock: par value $0.0001; 50,000,000 shares authorized; none issued or outstanding	-	-
Common stock: par value $0.0001; 200,000,000 shares authorized; 19,500,000 shares issued and outstanding	1,950	1,950
Additional paid-In capital	60,605	60,605
Accumulated deficit	(236,953)	(246,036)
Accumulated other comprehensive income (loss)
Foreign currency translation loss	(3,078)	(2,312)
Total Business Marketing Services Stockholders' Deficit	(177,476)	(185,793)
Noncontrolling Interest in Subsidiary	11,378	9,273
Total Deficit	(166,098)	(176,520)
TOTAL LIABILITIES AND DEFICIT	$53,144	$52,545

See accompanying notes to the consolidated financial statements

Business Marketing Services, Inc.

Consolidated Statements of Operations and comprenensive income (loss)

	For the Three Months Ended March 31, 2012	For the Three Months Ended March 31, 2011
	(Unaudited)	(Unaudited)

Revenue	$70,531	$-
Operating Expenses:
Amortization expense	382	250
Compensation - officer	-	100,148
Professional fees	37,252	8,124
Selling expenses	3,950	-
General and administrative expenses	5,815	213
Total Operating Expenses	47,399	108,735
Income (Loss) from Operations	23,132	(108,735)
Other (Income) Expenses
Foreign currency transaction (gain) loss	3,731	-
Interest expense - related party	2,574	962
Other (Income) Expenses, net	6,305	962
Income (Loss) before income taxes and non-controlling interest	16,827	(109,697)
Income tax provision	5,188	-
Net income (loss) before non-controlling interest	11,639	(109,697)
Net income (loss) attributable to non-controlling interest	2,556	(1,552)
Net income (loss) attributable to BMSV' stockholders	$9,083	$(108,145)
Net Income (Loss) Per Common Share - basic and diluted	$0.00	$(0.01)
Weighted Average Common Shares Outstanding:
- basic and diluted	19,500,000	19,500,000
Comprehensive Income (Loss):
Net Income (Loss)	$9,083	$(108,145)
Foreign currency translation gain (loss)	(1,217)	179
Foreign currency translation gain (loss) attributable to non-controlling interest	451	(71)
Comprehensive Income (loss) attributable to BMSV	$8,317	$(108,037)

See accompanying notes to the consolidated financial statements

Business Marketing Services, Inc.

Consolidated Statement of Equity (Deficit)
For the Year Ended December 31, 2011 and for the Interim Period Ended March 31, 2012
(Unaudited)

					Accumulated Other
					Comprehensive loss	Total
					Foreign	BMSV
	Common Stock,		Additional		Currency	Stockholders'	Non-	Total
	Par Value $0.0001		Paid-in	Accumulated	Translation	Equity	controlling	Equity
	Shares	Amount	Capital	Deficit	loss	(Deficit)	Interest	(Deficit)

Balance, December 31, 2010	19,500,000	1,950	60,605	(146,743)	-	(84,188)	-	(84,188)
Noncontrolling interest - capital contribution							6,671	6,671
Comprehensive income (loss)
Net loss				(99,293)		(99,293)	2,961	(96,332)
Foreign currency translational loss					(2,312)	(2,312)	(359)	(2,671)
Total comprehensive loss						(101,605)	2,602	(99,003)
Balance, December 31, 2011	19,500,000	1,950	60,605	(246,036)	(2,312)	(185,793)	9,273	(176,520)
Comprehensive income
Net Income				9,083		9,083	2,556	11,639
Foreign currency translational loss					(766)	(766)	(451)	(1,217)
Total comprehensive income						8,317	2,105	10,422
Balance, March 31, 2012	19,500,000	$1,950	$60,605	$(236,953)	$(3,078)	$(177,476)	$11,378	$(166,098)

See accompanying notes to the consolidated financial statements

BUSINESS MARKETING SERVICES, INC.

Consolidated Statements of Cash Flows

	For the Three Months	For the Three Months
	Ended	Ended
	March 31, 2012	March 31, 2011
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$9,083	$(108,145)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Amortization expense	382	250
Notes issued to a related party as compensation	-	100,148
Foreign currency transaction loss on note payable - related party	3,731	-
Noncontrolling interest in Adcore's current period earnings and losses	2,556	(1,552)
Changes in operating assets and liabilities:
Accounts receivable	(3,807)	-
Other receivable	(702)	-
Accounts payable	(6,816)	-
Accrued expenses	(6,999)	275
Accrued interest - related party	2,573	962
Corporate income tax payable	5,188	-
Net cash provided by (used in) operating activities	5,189	(8,062)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - stockholder	(3,752)	20,392
Advances from (repayments made to) stockholder	(3,748)	-
Contribution of noncontrolling interest	-	6,671
Net cash flows provided by (used in) financing activities	(7,500)	27,063
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,217)	179
NET CHANGE IN CASH	(3,528)	19,180
CASH BALANCE AT BEGINNING OF PERIOD	45,921	48
CASH BALANCE AT END OF PERIOD	$42,393	$19,228
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

See accompanying notes to the consolidated financial statements

Business Marketing Services, Inc.
March 31, 2012 and 2011
Notes to the Consolidated Financial Statements
(Unaudited)

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation – Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year.  These financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended December 31, 2011 and notes thereto contained in the information filed as part of the Company’s Annual Report on Form 10K filed with the SEC on April 16, 2012.

Principle of Consolidation

The consolidated financial statements include all accounts of the Company as of March 31, 2012 and 2011 and for the periods then ended and all accounts of Adcore as of March 31, 2012 and for the period from February 3, 2011 (inception) through March 31, 2012.

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

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly.

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

It is not, however, practical to determine the fair value of advances from stockholders due to their related party nature.

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

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include:  a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) aamounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended March 31, 2012 or 2011.

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

Unless otherwise noted, the rate presented below per U.S. $1.00 was the midpoint of the interbank rate as quoted by OANDA Corporation (www.oanda.com) contained in its consolidated financial statements.  Translation of amounts from DKK into U.S. dollars has been made at the following exchange rates for the respective periods:

	March 31, 2012	December 31, 2011
Balance sheets	5.5762	5.7398

Statement of operations and comprehensive income (loss)	5.6723	5.7523

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

There were no potentially dilutive common shares outstanding for the interim period ended March 31, 2012 or 2011.

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

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit and working capital deficiency at March 31, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Notes Payable – Stockholder

From February 28, 2010 through December 31, 2010, the Company borrowed $81,911 in aggregate from its majority stockholder.  Those notes are due on demand with imputed interest at 3% per annum.  The Company imputed $927 in interest and recorded the same as a capital contribution. At December 31, 2010, those notes payable – stockholder became non-interest bearing demand notes. As of March 31, 2012, the outstanding amount of the note payable was $78,159.

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

On February 25, 2012, Smartlauch Systems A/S and Business Marketing Services, Inc extended the note for one additional year to be due on February 25, 2013.

Pursuant to Section 830-20-25 of the FASB Accounting Standards Codification, the Company adjusts recorded balances that are denominated in a currency other than the functional currency of the recording entity at each balance sheet date to reflect the current exchange rate.

At March 31, 2012, the principal balance due on the note measured in U.S. Dollars with the spot foreign currency exchange rate was $98,655 resulting in a foreign currency transaction loss of $3,731 for the period then ended, and the Company accrued approximately $11,312 in interest payable.

Advances from Stockholder

From time to time, the majority stockholder of the Company advances funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

Advances from the majority stockholder and officer at March 31, 2012 and December 31, 2011 consisted of the following:

	March 31, 2012	December 31, 2011
Advances from the majority stockholder and officer	$-	$3,748
	$-	$3,748

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

(i)	Nature of Services

Under the terms of the Consultancy Agreement, the Company engaged the Consultants to develop source code to develop new marketing services.

(ii)	Fees

The Company shall pay the Consultants Australian $100 plus Goods and Services Tax (“GST”) of 10% per hour, inclusive of any and all applicable taxes and benefits, including payroll tax and superannuation, in Australia and other jurisdictions.

(iii)	Term

The term of this Agreement shall be commencing when funding was secured. The Company has not been able to secure funds to start the development.

The Consultants did not provide any services to the Company and the Company did not pay any consulting fees to the Consultants for the interim period ended March 31, 2012 or 2011.

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

Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “will” and words and terms of similar substance used in connection with any discussion of future events, operating or financial performance, financing sources, product development, capital requirements, market growth and the like, identify forward-looking statements. Forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors which could cause the actual results to differ materially from the forward-looking statement. These forward-looking statements include, among others:

●	projections of revenues and other financial items;

●	statements of strategies and objectives for future operations;

●	statements concerning proposed applications or services;

●	statements regarding future economic conditions, performance or business prospects;

●	statements regarding competitors or competitive actions; and

●	statements of assumptions underlying any of the foregoing.

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

Results of Operations

Revenues

The Company generated $70,531 revenues for the three months ended March 31, 2012. The Company did not generate any revenue for the three months ended March 31, 2011 when he Company was  in the development stage.

Compensation Officer

The Company had no officer compensation for the three months ended March 31, 2012.  The Company incurred $100,148 of officer compensation for the three months ended March 31, 2011.

Professional Fees

The Company incurred $37,252 in professional fees for the three months ended March 31, 2012, as compared to $8,124 for the three months ended March 31, 2011.

General and Administrative Expenses

The company incurred general and administrative expenses of $5,815 for the three months three months ended March 31, 2012, as compared to $213 three months ended March 31, 2011.

Sales and Marketing Expenses

The company incurred sales and marketing expenses of $3,950 for the three months ended March 31, 2012, as compared to $0 for the three months ended March 31, 2011.

Liquidity and Capital Resources

As of March 31, 2012 we had $42,393 in cash. While we are reviewing our operations and business plan to determine the most effective way to produce revenues, our cash position cannot support our daily operations. Any shortfall is currently funded by our majority shareholder and Chief Executive officer, Hans Pandeya. Management intends to raise additional funds by way of a public or private offering. Management believes that the recent change in our business plan will generate revenues and provide the opportunity for us to continue as a going concern. While we believe in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. Our ability to continue as a going concern is dependent upon our ability to further implement its business plan and generate revenues.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

The following table summarizes the Company’s Consolidated Statement of Cash Flows:

	Three Months Ended March 31,
Net cash provided (used) by operating activities	2012	2011
Operating Activities	5,189	(8,062)
Investing Activities	-	-
Financing Activities	(7,500)	27,063

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

An investment in the Company’s common stock is speculative and involves a high degree of risk. You should carefully consider the risks described in the Company’s annual report Form 10-K filed on April 15, 2012 and other information in this report before purchasing any shares of the Company’s common stock. Such factors may have a significant impact on its business, operating results, liquidity and financial condition. As a result of the identified risk factors, actual results could differ materially from those projected in any forward-looking statements. Additional risks and uncertainties not presently known to the company, or that are currently considered to be immaterial, may also impact the Company’s business, operating results, liquidity and financial condition. If any such risks occur, the Company’s business, operating results, liquidity and financial condition could be materially affected in an adverse manner. In addition, the trading price of the Company’s stock, when and if a market develops for the Company’s stock, could decline.

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

BUSINESS MAERKETING SERVICES, INC.

Date: May 21, 2012	/s/ Hans Pandeya
Chief Executive Officer
(Principal Executive Officer)

Date: May 21, 2012	/s/ Hans Pandeya
Principal Financial and Accounting Officer