Form 10-Q
period 2012-06-30
Business Marketing Services Inc
filed 2012-09-04
CIK 1438138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of June 30 2012, there were 19,500,000 shares of the registrant’s common stock outstanding.

Business Marketing Services, Inc.

June 30, 2012 and 2011

Index to the Consolidated Financial Statements

Contents	Page(s)

Consolidated Balance Sheets at June 30, 2012 (Unaudited) and December 31, 2011	F-2

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Six Months and Three Months Ended June 30, 2012 and 2011 (Unaudited)	F-3 and F-4

Consolidated Statement of Equity (Deficit) for the Interim Period Ended June 30, 2012 (Unaudited)	F-5

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011 (Unaudited)	F-6

Notes to the Consolidated Financial Statements (Unaudited)	F-7

Business Marketing Services, Inc.
Consolidated Balance Sheets

	June 30, 2012	December 31, 2011
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$69,007	$45,921
Accounts receivable	-	3,864
Other receivables	572	268

Total Current Assets	69,579	50,053

WEB-BASED SOFTWARE PLATFORM
Web-based software platform	4,668	4,668
Accumulated amortization	(2,940)	(2,176)

Web-based Software Platform, net	1,728	2,492

TOTAL ASSETS	$71,307	$52,545

LIABILITIES AND DEFICIT

CURRENT LIABILITIES
Accrued expenses	$3,000	$8,495
Accrued interest - related party	-	8,739
Accounts payable	20,409	28,781
Corporate income tax payable	15,364	2,467
Notes payable - stockholder	72,408	81,911
Note payable - related party	-	94,924
Advances from stockholder	-	3,748

Total Current Liabilities	111,181	229,065

TOTAL LIABILITIES	111,181	229,065

DEFICIT

Business Marketing Services Inc. Stockholders' Deficit

Preferred stock: par value $0.0001; 50,000,000 shares authorized;
none issued or outstanding	-	-
Common stock: par value $0.0001; 200,000,000 shares authorized;
19,500,000 shares issued and outstanding	1,950	1,950
Additional paid-In capital	170,523	60,605
Accumulated deficit	(224,078)	(246,036)
Accumulated other comprehensive income (loss)
Foreign currency translation loss	(4,254)	(2,312)

Total Business Marketing Services Stockholders' Deficit	(55,859)	(185,793)

Non-controlling Interest in Subsidiary	15,985	9,273

Total Deficit	(39,874)	(176,520)

TOTAL LIABILITIES AND DEFICIT	$71,307	$52,545

See accompanying notes to the consolidated financial statements

Business Marketing Services, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)

	For the Six Months	For the Six Months
	Ended	Ended
	June 30, 2012	June 30, 2011
	(Unaudited)	(Unaudited)

Revenue	$150,881	$41,499

Cost of Services	-	-

Gross Profit	150,881	41,499

Operating Expenses:

Amortization expense	763	645
Compensation - officer	-	100,148
Professional fees	81,146	17,689
Selling expenses	5,589	660
General and administrative expenses	12,551	6,030

Total Operating Expenses	100,049	125,172

Income (Loss) from Operations	50,832	(83,673)

Other (Income) Expenses

Foreign currency transaction (gain) loss	3,731	-
Other income	-	(116)
Interest expense - related party	4,299	3,535

Other (Income) Expenses, net	8,030	3,419

Income (Loss) before income taxes and non-controlling interest	42,802	(87,092)

Income tax provision	12,897	-

Net income (loss) before non-controlling interest	29,905	(87,092)
Net income (loss) attributable to non-controlling interest	7,947	13,773

Net income (loss) attributable to BMSV' stockholders	$21,958	$(100,865)

Net Income (Loss) Per Common Share - basic and diluted	$0.00	$(0.01)

Weighted Average Common Shares Outstanding:
- basic and diluted	19,500,000	19,500,000

Comprehensive Income (Loss):
Net Income (Loss)	$21,958	$(100,865)
Foreign currency translation income (loss)	(3,177)	1,076
Foreign currency translation (income) loss attributable to non-controlling interest	1,235	(430)

Comprehensive Income(loss) attributable to BMSV	$20,016	$(100,219)

See accompanying notes to the consolidated financial statements

Business Marketing Services, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)

	For the Three Months	For the Three Months
	Ended	Ended
	June 30, 2012	June 30, 2011
	(Unaudited)	(Unaudited)

Revenue	$80,350	$41,499

Cost of Services	-	-

Gross Profit	80,350	41,499

Operating Expenses:

Amortization expense	381	395
Compensation - officer	-	-
Professional fees	43,894	9,565
Selling expenses	1,639	660
General and administrative expenses	6,736	5,817

Total Operating Expenses	52,650	16,437

Income (Loss) from Operations	27,700	25,062

Other (Income) Expenses

Foreign currency transaction (gain) loss	-	-
Other income	-	(116)
Interest expense - related party	1,725	2,573

Other (Income) Expenses, net	1,725	2,457

Income (Loss) before income taxes and non-controlling interest	25,975	22,605

Income tax provision	7,709	-

Net income (loss) before non-controlling interest	18,266	22,605
Net income (loss) attributable to non-controlling interest	5,391	15,325

Net income (loss) attributable to BMSV' stockholders	$12,875	$7,280

Net Income (Loss) Per Common Share - basic and diluted	$0.00	$0.00

Weighted Average Common Shares Outstanding:
- basic and diluted	19,500,000	19,500,000

Comprehensive Income (Loss):
Net Income (Loss)	$12,875	$7,280
Foreign currency translation income (loss)	(1,960)	897
Foreign currency translation (income) loss attributable to non-controlling interest	784	(359)

Comprehensive Income(loss) attributable to BMSV	$11,699	$7,818

See accompanying notes to the consolidated financial statements

Business Marketing Services, Inc.
Consolidated Statement of Equity (Deficit)

	Common Stock				Accumulated Other Comprehensive loss
	Shares	Amount	Additional Paid - In Capital	Accumulated Deficit	Foreign Currency Translation loss	Total BMSV Stockholders' Equity(Deficit)	Non-controlling Interest	Total Equity (Deficit)

Balance, December 31, 2010	19,500,000	1,950	60,605	(146,743)	-	(84,188)	-	(84,188)

Non-controlling interest - capital contribution							6,671	6,671

Comprehensive income
Net loss				(99,293)		(99,293)	2,961	(96,332)
Foreign currency translational loss					(2,312)	(2,312)	(359)	(2,671)

Total comprehensive loss						(101,605)	2,602	(99,003)

Balance, December 31, 2011	19,500,000	1,950	60,605	(246,036)	(2,312)	(185,793)	9,273	(176,520)

Discharged debt from a related party			109,918			109,918		109,918

Comprehensive income
Net Income				21,958		21,958	7,947	29,905
Foreign currency translational loss					(1,942)	(1,942)	(1,235)	(3,177)
Total comprehensive income						20,016	6,712	26,728

Balance, June 30, 2012	19,500,000	$1,950	$170,523	$(224,078)	$(4,254)	$(55,859)	$15,985	$(39,874)

See accompanying notes to the consolidated financial statements

BUSINESS MARKETING SERVICES, INC.
Consolidated Statements of Cash Flows

	For the Six Months	For the Six Months
	Ended	Ended
	June 30, 2012	June 30, 2011
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$21,958	$(100,865)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Amortization expense	764	646
Notes issued to a related party as compensation	-	101,816
Non-controlling interest in Adcore's current period net income	7,947	13,773
Changes in operating assets and liabilities:
Accounts receivable	3,864	-
Other receivable	(304)	-
Accrued expenses	(5,495)	1,896
Accrued interest - related party	4,297	3,535
Accounts payable	(8,372)	413
Corporate income tax payable	12,897	-

Net cash provided by operating activities	37,556	21,214

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of intangible assets	-	-

Net cash flows provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from (repayments to) notes payable - stockholder	(9,503)	26,762
Proceeds from (repayments to) notes payable - related party	1,958	-
Advances from (repayments to) stockholder	(3,748)	-
Proceeds from sale of common shares	-	-
Capital contribution	-	-
Contribution of non-controlling interest	-	6,671

Net cash flows provided by (used in) financing activities	(11,293)	33,433

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(3,177)	(592)

NET CHANGE IN CASH	23,086	54,055

CASH BALANCE AT BEGINNING OF PERIOD	45,921	48

CASH BALANCE AT END OF PERIOD	$69,007	$54,103

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Discharged promissory note and accrued interest from related party	$109,918	$-

See accompanying notes to the consolidated financial statements

Business Marketing Services, Inc.
June 30, 2012 and 2011
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

Call Options to Acquire Certain Shares from Non-controlling Interest Holder

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

Principle of Consolidation

The consolidated financial statements include all accounts of the Company as of June 30, 2012 and 2011 and for the interim periods then ended and all accounts of Adcore as of June 30, 2012 and for the interim period then ended and for the period from February 3, 2011 (inception) through June 30, 2011.

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

It is not, however, practical to determine the fair value of advances from stockholders, if any, due to their related party nature.

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

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include:  a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

Non-controlling Interest

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended June 30, 2012 or 2011.

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

Unless otherwise noted, the rate presented below per U.S. $1.00 was the midpoint of the interbank rate as quoted by OANDA Corporation (www.oanda.com) contained in its consolidated financial statements.  Translation of amounts from DKK into U.S. dollars has been made at the following exchange rates for the respective periods:

	June 30, 2012	December 31, 2011

Balance sheets	5.5762	5.7398

Statement of operations and comprehensive income (loss)	5.6723	5.7523

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

There were no potentially dilutive common shares outstanding for the interim period ended June 30, 2012 or 2011.

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

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit and working capital deficiency at June 30, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Hans Pandeya	Chairman, CEO and majority stockholder of the Company

Smartlaunch Systems A/S	An entity owned and controlled by majority stockholder of the Company, liquidated on June 21.

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

As of June 30, 2012, the outstanding amount of the note payable was $72,408.

Notes Payable – Related Party

On February 25, 2011, the Company bought 9,000 shares of the newly formed Adcore Aps from Smartlaunch Systems A/S for SEK 654,648 (equivalent to $101,816 based on the spot foreign currency exchange rate) with a promissory note plus interest, payable 360 days from the date of the issuance. The Company recorded the software at Smartlaunch’s historical cost basis of $1,668 as a capital contribution to Adcore and the remainder of the related note payable’s value of $100,148 was recorded as compensation – officer as both Smartlaunch Systems and the Company are under common control of the President and major stockholder of the Company. The Note bears interest at 10% per annum (computed on the basis of a 360-day year), which is payable bi-annually in arrears in two (2) equal installments on the dates 180 days from the date of the issuance and 360 days from the date of the issuance.

On February 28, 2011, Smartlaunch Systems A/S and Business Marketing Services, Inc agreed to amend the payment of the interest on the outstanding principal amount from bi-annually as stated in the Promissory Note dated February 25, 2011 to annually in one installment on 360 days from the date of issuance of the said Promissory Note.

On February 25, 2012, Smartlaunch Systems A/S and Business Marketing Services, Inc extended the note for one additional year to be due on February 25, 2013.

Pursuant to Section 830-20-25 of the FASB Accounting Standards Codification, the Company adjusts recorded balances that are denominated in a currency other than the functional currency of the recording entity at each balance sheet date to reflect the current exchange rate.

On June 21, 2012, Smartlaunch Systems A/S went bankrupt and was liquidated by the liquidator, a Danish law firm. Business Marketing Services, Inc. renegotiated the price of the 9,000 shares of Adcore Aps to DKK 10,000 (equivalent to $1,773.90 based on the spot foreign currency exchange rate) and the payment was received by the Smartlaunch Systems A/S trustee on June 21, 2012. Therefore, the promissory note plus interest, which were valued as $96,882 and $13,036 as of June 21, 2012, payable to Smartlaunch A/S were reduced to nil and recorded as additional paid-in capital.

Advances from Stockholder

From time to time, the majority stockholder of the Company advances funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

Advances from the majority stockholder and officer at June 30, 2012 and December 31, 2011 consisted of the following:

	June 30, 2012	Dec 31, 2011

Advances from the majority stockholder and officer	$-	$3,748

	$-	$3,748

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

The Consultants did not provide any services to the Company and the Company did not pay any consulting fees to the Consultants for the interim period ended June 30, 2012 or 2011.

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

Results of Operations

Revenues

The Company generated $150,881 revenues for the six months ended June 30, 2012 as compared to $41,499 for the six months ended June 30, 2011.

Compensation Officer

The Company had no officer compensation for the six months ended June 30, 2012.  The Company incurred $100,148 of officer compensation for the six months ended June 30, 2011.

Professional Fees

The Company incurred $81,146 in professional fees for the six months ended June 30, 2012, as compared to $17,689 for the six months ended June 30, 2011.

General and Administrative Expenses

The company incurred general and administrative expenses of $12,551 for the six months ended June 30, 2012, as compared to $6,030 for the six months ended June 30, 2011.

Liquidity and Capital Resources

As of June 30, 2012 we had $69,579 in cash. While we are reviewing our operations and business plan to determine the most effective way to produce revenues, our cash position cannot support our daily operations. Any shortfall is currently funded by our majority shareholder and Chief Executive officer, Hans Pandeya. Management intends to raise additional funds by way of a public or private offering. Management believes that the recent change in our business plan will generate revenues and provide the opportunity for us to continue as a going concern. While we believe in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. Our ability to continue as a going concern is dependent upon our ability to further implement its business plan and generate revenues.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

The following table summarizes the Company’s Consolidated Statement of Cash Flows:

	Six Months Ended June 30,
Net cash provided (used) by operating activities	2012	2011
Operating Activities	37,554	21,214)
Investing Activities	-	-
Financing Activities	(11,293)	33,433

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

BUSINESS MAERKETING SERVICES, INC.

Date: September 4, 2012	/s/ Hans Pandeya
Chief Executive Officer
(Principal Executive Officer)

Date: September 4, 2012	/s/ Hans Pandeya
Principal Financial and Accounting Officer