Form 10-Q
period 2012-09-30
Business Marketing Services Inc
filed 2012-11-19
CIK 1438138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of September 30 2012, there were 19,500,000 shares of the registrant’s common stock outstanding.

Business Marketing Services, Inc.

September 30, 2012 and 2011

Index to the Consolidated Financial Statements

Contents	Page(s)

Consolidated Balance Sheets at September 30, 2012 (Unaudited) and December 31, 2011	F-2

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Nine Months and Three Months Ended September 30, 2012 and 2011 (Unaudited)	F-3

Consolidated Statement of Equity (Deficit) for the Interim Period Ended September 30, 2012 (Unaudited)	F-4

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011 (Unaudited)	F-5

Notes to the Consolidated Financial Statements (Unaudited)	F-6

Business Marketing Services, Inc.
Consolidated Balance Sheets

	September 30, 2012	December 31, 2011
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$112,661	$45,921
Accounts receivable	-	3,864
Other receivables	792	268

Total Current Assets	113,453	50,053

WEB-BASED SOFTWARE PLATFORM
Web-based software platform	4,668	4,668
Accumulated amortization	(3,315)	(2,176)

Web-based Software Platform, net	1,353	2,492

TOTAL ASSETS	$114,806	$52,545

LIABILITIES AND DEFICIT

CURRENT LIABILITIES
Accrued expenses	$-	$8,495
Accrued interest - related party	-	8,739
Accounts payable	72,623	28,781
Corporate income tax payable	14,246	2,467
Notes payable - stockholder	72,408	81,911
Note payable - related party	-	94,924
Advances from stockholder	-	3,748

Total Current Liabilities	159,277	229,065

TOTAL LIABILITIES	159,277	229,065

DEFICIT

Business Marketing Services Inc. Stockholders' Deficit

Preferred stock: par value $0.0001; 50,000,000 shares authorized;
none issued or outstanding	-	-
Common stock: par value $0.0001; 200,000,000 shares authorized;
19,500,000 shares issued and outstanding	1,950	1,950
Additional paid-In capital	170,523	60,605
Accumulated deficit	(224,297)	(246,036)
Accumulated other comprehensive income (loss)
Foreign currency translation loss	(3,858)	(2,312)

Total Business Marketing Services Stockholders' Deficit	(55,682)	(185,793)

Noncontrolling Interest in Subsidiary	11,211	9,273

Total Deficit	(44,471)	(176,520)

TOTAL LIABILITIES AND DEFICIT	$114,806	$52,545

See accompanying notes to the consolidated financial statements

Business Marketing Services, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)

	For the Nine Months	For the Three Months	For the Nine Months	For the Three Months
	Ended	Ended	Ended	Ended
	September 30, 2012	September 30, 2012	September 30, 2011	September 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$239,781	$88,900	$90,474	$48,975

Operating Expenses:

Amortization expense	1,139	376	1,040	395
Compensation - officer	-	-	100,148	-
Professional fees	175,607	94,461	44,726	27,037
Selling expenses	5,589	-	9,254	8,594
General and administrative expenses	12,990	438	11,371	5,341

Total Operating Expenses	195,325	95,275	166,539	41,367

Income (Loss) from Operations	44,456	(6,375)	(76,065)	7,608

Other (Income) Expenses

Foreign currency transaction (gain) loss	3,731	-	(4,863)	(4,863)
Interest expense - related party	4,298	-	6,136	2,601
Other (income) expense	-	-	(116)	-

Other (Income) Expenses, net	8,029	-	1,157	(2,262)

Income (Loss) before income tax provision (benefit)
and non-controlling interest	36,427	(6,375)	(77,222)	9,870

Income tax provision (benefit)	11,779	(1,118)	-	-

Net income (loss) before non-controlling interest	24,648	(5,257)	(77,222)	9,870

Net income (loss) attributable to non-controlling interest	2,909	(5,038)	8,686	(5,087)

Net income (loss) attributable to BMSV stockholders	$21,739	$(219)	$(85,908)	$14,957

Net Income (Loss) Per Common Share - basic and diluted	$0.00	$(0.00)	$(0.00)	$0.00

Weighted Average Common Shares Outstanding:
- basic and diluted	19,500,000	19,500,000	19,500,000	19,500,000

Comprehensive Income (Loss):
Net Income (Loss)	$21,739	$(219)	$(85,908)	$14,957
Foreign currency translation gain (loss)	(2,513)	664	(2,569)	(3,645)
Foreign currency translation (gain) loss attributable to
non-controlling interest	970	(265)	1,028	1,458

Comprehensive Income (loss) attributable to BMSV	$20,196	$180	$(87,449)	$12,770

See accompanying notes to the consolidated financial statements

Business Marketing Services, Inc.
Consolidated Statement of Equity (Deficit)
For the Interim Period ended September 30, 2012
(Unaudited)

					Accumulated Other
					Comprehensive loss
	Common Stock, Par Value $0.0001		Additional Paid-in	Accumulated	Foreign Currency Translation	Total BMSV Stockholders' Equity	Non-controlling	Total Equity
	Shares	Amount	Capital	Deficit	loss	(Deficit)	Interest	(Deficit)

Balance, December 31, 2010	19,500,000	1,950	60,605	(146,743)	-	(84,188)	-	(84,188)

Noncontrolling interest - capital contribution							6,671	6,671

Comprehensive income
Net loss				(99,293)		(99,293)	2,961	(96,332)
Foreign currency translational loss					(2,312)	(2,312)	(359)	(2,671)

Total comprehensive loss						(101,605)	2,602	(99,003)

Balance, December 31, 2011	19,500,000	1,950	60,605	(246,036)	(2,312)	(185,793)	9,273	(176,520)

Discharged debt from a related party			109,918			109,918		109,918

Comprehensive income
Net Income				21,739		21,739	2,909	24,648
Foreign currency translational loss					(1,546)	(1,546)	(970)	(2,516)
Total comprehensive income						20,193	1,939	22,132

Balance, September 30, 2012	19,500,000	$1,950	$170,523	$(224,297)	$(3,858)	$(55,682)	$11,212	$(44,470)

See accompanying notes to the consolidated financial statements

BUSINESS MARKETING SERVICES, INC.
Consolidated Statements of Cash Flows

	For the Nine Months	For the Nine Months
	Ended	Ended
	September 30, 2012	September 30, 2011
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$21,739	$(85,908)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Amortization expense	1,139	1,040
Notes issued to a related party as compensation	-	100,148
Non-controlling interest in Adcore's current period net earnings	2,909	8,686
Changes in operating assets and liabilities:
Accounts receivable	3,864	-
Other receivable	(524)	-
Accrued expenses	(8,495)	(430)
Accrued interest - related party	4,296	6,136
Accounts payable	43,842	2,795
Foreign currency transaction gain on note payable-related party	-	(4,863)
Corporate income tax payable	11,779	-

Net cash provided by operating activities	80,549	27,604

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from (repayments to) notes payable - stockholder	(9,503)	30,761
Proceeds from (repayments to) notes payable - related party	1,958	-
Advances from (repayments to) stockholder	(3,748)	-
Contribution of non-controlling interest	-	6,671

Net cash flows provided by (used in) financing activities	(11,293)	37,432

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(2,516)	(2,569)

NET CHANGE IN CASH	66,740	62,467

CASH BALANCE AT BEGINNING OF PERIOD	45,921	48

CASH BALANCE AT END OF PERIOD	$112,661	$62,515

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Discharged promissory note and accrued interest from related party	$109,918	$-

See accompanying notes to the consolidated financial statements

Business Marketing Services, Inc.
September 30, 2012 and 2011
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

Principle of Consolidation

The Company applies the guidance of Topic 810 “Consolidation” of the FASB Accounting Standards Codification to determine whether and how to consolidate another entity.  Pursuant to ASC Paragraph 810-10-15-10 all majority-owned subsidiaries—all entities in which a parent has a controlling financial interest—shall be consolidated except (1) when control does not rest with the parent, the majority owner; (2) if the parent is a broker-dealer within the scope of Topic 940 and control is likely to be temporary; (3) consolidation by an investment company within the scope of Topic 946 of a non-investment-company investee.  Pursuant to ASC Paragraph 810-10-15-8 the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, of more than 50 percent of the outstanding voting shares of another entity is a condition pointing toward consolidation.  The power to control may also exist with a lesser percentage of ownership, for example, by contract, lease, agreement with other stockholders, or by court decree. The Company consolidates all less-than-majority-owned subsidiaries, in which the parent’s power to control exists.

The consolidated financial statements include all accounts of the Company as of September 30, 2012 and 2011 and for the interim periods then ended and all accounts of Adcore as of September 30, 2012 and 2011, for the interim period ended September 30, 2012 and for the period from February 3, 2011 (inception) through September 30, 2011.

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

Commitments and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.  The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements.  If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.  Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended September 30, 2012 or 2011.

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

Unless otherwise noted, the rate presented below per U.S. $1.00 was the midpoint of the interbank rate as quoted by OANDA Corporation (www.oanda.com) contained in its consolidated financial statements.  Translation of amounts from DKK into U.S. dollars has been made at the following exchange rates for the respective periods:

	September 30, 2012	December 31, 2011	September 30, 2011

Balance sheets	5.8666	5.7398	5.4682

Statement of operations and comprehensive income (loss)	5.8049	5.7523	5.3007

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

There were no potentially dilutive common shares outstanding for the interim period ended September 30, 2012 or 2011.

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

FASB Accounting Standards Update No. 2012-02

In July 2012, the FASB issued the FASB Accounting Standards Update No. 2012-02 “Intangibles—Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”).

This Update is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. This guidance builds upon the guidance in ASU 2011-08, entitled Testing Goodwill for Impairment. ASU 2011-08 was issued on September 15, 2011, and feedback from stakeholders during the exposure period related to the goodwill impairment testing guidance was that the guidance also would be helpful in impairment testing for intangible assets other than goodwill.

The revised standard allows an entity the option to first assess qualitatively whether it is more likely than not (that is, a likelihood of more than 50 percent) that an indefinite-lived intangible asset is impaired, thus necessitating that it perform the quantitative impairment test. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired.

This Update is effective for annual and interim impairment tests performed in fiscal years beginning after September 15, 2012.  Earlier implementation is permitted.

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

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit and working capital deficiency at September 30, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

While the Company is attempting to generate sufficient revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations.  Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues.

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

As of September 30, 2012, the outstanding amount of the note payable was $72,408.

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

The Consultants did not provide any services to the Company and the Company did not pay any consulting fees to the Consultants for the interim period ended September 30, 2012 or 2011.

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

Results of Operations

Revenues

The Company generated $239,781 revenues for the nine months ended September 30, 2012 as compared to $90,474 for the nine months ended September 30, 2011.

Compensation Officer

The Company had no officer compensation for the nine months ended September 30, 2012.  The Company incurred $100,148 of officer compensation for the nine months ended September 30, 2011.

Professional Fees

The Company incurred $175,607 in professional fees for the nine months ended September 30, 2012, as compared to $44,726 for the nine months ended September 30, 2011.

General and Administrative Expenses

The company incurred general and administrative expenses of $12,990 for the nine months ended September 30, 2012, as compared to $11,371 for the nine months ended September 30, 2011.

Liquidity and Capital Resources

As of September 30, 2012 we had $112,661 in cash. While we are reviewing our operations and business plan to determine the most effective way to produce revenues, our cash position cannot support our daily operations. Any shortfall is currently funded by our majority shareholder and Chief Executive officer, Hans Pandeya. Management intends to raise additional funds by way of a public or private offering. Management believes that the recent change in our business plan will generate revenues and provide the opportunity for us to continue as a going concern. While we believe in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. Our ability to continue as a going concern is dependent upon our ability to further implement its business plan and generate revenues.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

The following table summarizes the Company’s Consolidated Statement of Cash Flows:

	Nine Months Ended September 30,
Net cash provided (used) by operating activities	2012	2011
Operating Activities	80,549	27,604)
Investing Activities	-	-
Financing Activities	(11,293)	37,432

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

BUSINESS MAERKETING SERVICES, INC.

Date: November 19, 2012	/s/ Hans Pandeya
Chief Executive Officer
(Principal Executive Officer)

Date: November 19, 2012	/s/ Hans Pandeya
Principal Financial and Accounting Officer