Form 10-K
period 2012-12-31
Business Marketing Services Inc
filed 2013-04-15
CIK 1438138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

As of December 31, 2012 the number of outstanding shares of common stock, $0.0001 par value per share, of the registrant was 19,500,000 shares.

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

ITEM 1      Business

Business Marketing Services, Inc.’s (“BMSV” or the “Company”) is a development stage company. We focus on early-stage business activities.  We own 60% of the shares in Adcore ApS, a software publisher we founded on February 3, 2011 with our partners Rainmaking Holding 1 ApS (“RM”) and Perfect Best International Ltd (“PBI”).

We believe that we can create value for businesses in the entertainment industry and value for end users by making enforcement of copyright more efficient and by lowering costs of delivery of digital content to a minimum with new technology.

We are planning to obtain license agreements for digital content. We are planning partnerships to access state-of-the-art technology for storage and delivery of digital content to consumers. We are planning to make strategic acquisitions to realize our plans.

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

On January 7, 2013, Mrs Majken Hummel-Gumaelius was appointed as President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director of the Company. Mrs. Hummel-Gumaelius has not been appointed to any committees of the Board, as the Board does not presently have any committees.

Employees

As of December 31, 2012, the Company’s sole employee was Hans Pandeya, its President and Chief Executive Officer.

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

We have no significant financial resources. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company starting a new business enterprise and the highly competitive environment in which we will operate. Since we have a limited operating history, we cannot assure you that our business will be profitable or that we will ever generate sufficient revenues to meet our expenses and support our anticipated activities.
Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

●	our ability to identify and pursue mediums through which we will be able to market our services;

●	our ability to attract and retain customers;

●	our ability to generate revenues through sales of our products; and

●	our ability to manage growth by managing administrative overhead.

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

The market price of the Company’s common stock will likely be highly volatile, as is the stock market in general, and the market for OTC Bulletin Board quoted stocks in particular. Some of the factors that may materially affect the market price of the Company’s common stock are beyond the Company’s control, such as changes in financial estimates by industry and securities analysts, announcements made by the Company’s competitors or sales of the Company’s common stock. These factors may have a material adverse effect on the market price of the Company’s common stock, regardless of the Company’s performance.

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

ITEM 3      Legal Proceedings

The Company is not party to any other legal proceeding. The Company may become a party to various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, there were no matters that would have a material adverse effect on the financial condition of the Company as of December 31, 2012 and 2011.

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

Period	High Bid	Low Bid

1st Quarter 2011	$1.00	$1.00
2nd Quarter 2011	0.70	0.10
3rd Quarter 2011	0.65	0.16
4th Quarter 2011	0.16	0.16

1 st Quarter 2012 2 nd Quarter 2012 3 rd Quarter 2012 4 th Quarter 2012 1st Quarter 2013	$0.16	$0.05

On April 10, 2012, the National Quotation Bureau, Inc. reported that the closing ask price on our common stock was $0.16 per share.

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

None.

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

Company Overview

Business Marketing Services, Inc.’s (“BMSV” or the “Company”) is a development stage company. We focus on early-stage business activities.  We own 60% of the shares in Adcore ApS, a software publisher we founded on February 3, 2011 with our partners Rainmaking Holding 1 ApS (“RM”) and Perfect Best International Ltd (“PBI”).

We believe that we can create value for businesses in the entertainment industry and value for end users by making enforcement of copyright more efficient and by lowering costs of delivery of digital content to a minimum with new technology.

We are planning to obtain license agreements for digital content. We are planning partnerships to access state-of-the-art technology for storage and delivery of digital content to consumers. We are planning to make strategic acquisitions to realize our plans.

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

On January 7, 2013, Mrs Majken Hummel-Gumaelius was appointed as President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director of the Company. Mrs. Hummel-Gumaelius has not been appointed to any committees of the Board, as the Board does not presently have any committees.

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

Revenue

The Company generated revenue of $317,508 for the year ended December 31, 2012, compared to $143,294 for the year ended December 31, 2011.

Operating Expenses

The Company operating expenses for 2012 was $257,575 as compared to $235,431 in 2011. Our operating increase in revenues was due to spending more to build our business and generate revenues.

Other Expenses

The Company had other (income) expenses of $9,893 for the year ended December 31, 2012, compared to $1,728 for the year ended December 31, 2011.

Liquidity

As of December 31, 2012 we had $110,876 in cash.

The following table summarizes the Company’s Statement of Cash Flows:

	Twelve Months Ended December 31,
Net cash provided (used) by operating activities	2012	2011

Operating Activities	97,604	38,125
Investing Activities	-	-
Financing Activities	(34,136)	10,419

We believe that with our current cashflow for our operation and cash on hand we have sufficient capital to operate for the next 12 months.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies. However, risk factors relating to the Company and Company’s securities are described under “Item 1A Risk Factors.”

ITEM 8.     Financial Statements and Supplementary Data

Business Marketing Services, Inc.

December 31, 2012 and 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Business Marketing Services, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Business Marketing Services, Inc. (the “Company”) as of December 31, 2012 and 2011 and the related consolidated statements of operations, equity (deficit) and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/Li and Company, PC
Li and Company, PC

Skillman, New Jersey
April 15, 2013

Business Marketing Services, Inc.
Consolidated Balance Sheets

	December 31, 2012	December 31, 2011

ASSETS

CURRENT ASSETS
Cash	$110,876	$45,921
Accounts receivable	-	3,864
Prepayments and other current assets	431	268

Total Current Assets	111,307	50,053

WEB-BASED SOFTWARE PLATFORM
Web-based software platform	4,668	4,668
Accumulated amortization	(3,695)	(2,176)

Web-based Software Platform, net	973	2,492

TOTAL ASSETS	$112,280	$52,545

LIABILITIES AND DEFICIT

CURRENT LIABILITIES
Accounts payable	$77,790	$28,781
Accrued expenses	-	8,495
Accrued interest - related party	-	8,739
Advances from stockholder	-	3,748
Corporate income tax payable	-	2,467
Notes payable - stockholder	49,565	81,911
Note payable - related party	-	94,924

Total Current Liabilities	127,355	229,065

TOTAL LIABILITIES	127,355	229,065

DEFICIT

Business Marketing Services Inc. Stockholders' Deficit

Preferred stock: par value $0.0001; 50,000,000 shares authorized; none issued or outstanding	-	-

Common stock: par value $0.0001; 200,000,000 shares authorized; 19,500,000 shares issued and outstanding	1,950	1,950
Additional paid-In capital	170,523	60,605
Accumulated deficit	(200,681)	(246,036)
Accumulated other comprehensive income (loss)
Foreign currency translation loss	(710)	(2,312)

Total Business Marketing Services Stockholders' Deficit	(28,918)	(185,793)

Non-controlling Interest in Subsidiary	13,843	9,273

Total Deficit	(15,075)	(176,520)

TOTAL LIABILITIES AND DEFICIT	$112,280	$52,545

See accompanying notes to the consolidated financial statements

Business Marketing Services, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)

	For the Year	For the Year
	Ended	Ended
	December 31, 2012	December 31, 2011

Revenue	$317,508	$143,294

Operating Expenses:

Compensation - officer	-	100,148
Professional fees	230,941	99,188
Selling expenses	11,322	12,837
General and administrative expenses	15,312	23,258

Total Operating Expenses	257,575	235,431

Income (Loss) from Operations	59,933	(92,137)

Other (Income) Expenses

Foreign currency transaction (gain) loss	5,595	(6,892)
Other income	-	(118)
Interest expense - related party	4,298	8,738

Other (Income) Expenses, net	9,893	1,728

Income (Loss) before income taxes and non-controlling interest	50,040	(93,865)

Income tax provision	-	2,467

Net income (loss) before non-controlling interest	50,040	(96,332)
Net income (loss) attributable to non-controlling interest	4,685	2,961

Net income (loss) attributable to BMSV's stockholders	$45,355	$(99,293)

Net Income (Loss) Per Common Share - basic and diluted	$0.00	$(0.01)

Weighted Average Common Shares Outstanding:
- basic and diluted	19,500,000	19,500,000

Comprehensive Income (Loss):
Net Income (Loss)	$45,355	$(99,293)
Foreign currency translation income (loss)	1,602	(2,671)
Foreign currency translation (income) loss attributable to non-controlling interest	(115)	359

Comprehensive Income (Loss) Attributable to BMSV	$46,842	$(101,605)

See accompanying notes to the consolidated financial statements

Business Marketing Services, Inc.
Consolidated Statement of Equity (Deficit)
For the Year ended December 31, 2012 and 2011

					Accumulated Other
					Comprehensive loss
	Common Stock Par Value $0.0001		Additional		Foreign Currency	Total BMSV Stockholders'	Non-	Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Translation loss	Equity (Deficit)	controlling Interest	Equity (Deficit)

Balance, December 31, 2010	19,500,000	1,950	60,605	(146,743)	-	(84,188)	-	(84,188)

Noncontrolling interest - capital contribution							6,671	6,671

Comprehensive income
Net loss				(99,293)		(99,293)	2,961	(96,332)
Foreign currency translational loss					(2,312)	(2,312)	(359)	(2,671)

Total comprehensive loss						(101,605)	2,602	(99,003)

Balance, December 31, 2011	19,500,000	1,950	60,605	(246,036)	(2,312)	(185,793)	9,273	(176,520)

Discharged debt from related party			109,918			109,918		109,918

Comprehensive income
Net Income				45,355		45,355	4,685	50,040
Foreign currency translational loss					1,602	1,602	(115)	1,487
Total comprehensive income						46,957	4,570	51,527

Balance, December 31, 2012	19,500,000	$1,950	$170,523	$(200,681)	$(710)	$(28,918)	$13,843	$(15,075)

See accompanying notes to the consolidated financial statements

BUSINESS MARKETING SERVICES, INC.
Consolidated Statements of Cash Flows

	For the Year	For the Year
	Ended	Ended
	December 31, 2012	December 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) before non-controlling interest	$50,040	$(96,332)
Adjustments to reconcile net income (loss) before non-controlling interest to net cash provided by operating activities:
Amortization expense	1,519	1,426
Notes issued to a related party as compensation	-	100,148
Foreign currency transaction gain on note payable-related party	-	(6,892)
Changes in operating assets and liabilities:
Accounts receivable	3,864	(3,864)
Prepayments and other current assets	(163)	(268)
Accounts payable	49,009	28,781
Accrued expenses	(8,495)	3,920
Accrued interest - related party	4,297	8,739
Corporate income tax payable	(2,467)	2,467

Net cash provided by operating activities	97,604	38,125

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from (repayments to) notes payable - stockholder	(32,346)	30,885
Proceeds from (repayments to) notes payable - related party	1,958	-
Advances from (repayments to) stockholder	(3,748)	(27,137)
Contribution of non-controlling interest	-	6,671

Net cash flows provided by (used in) financing activities	(34,136)	10,419

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,487	(2,671)

NET CHANGE IN CASH	64,955	45,873

CASH BALANCE AT BEGINNING OF YEAR	45,921	48

CASH BALANCE AT END OF YEAR	$110,876	$45,921

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common shares issued for acquisition of source code and related assets	$-	$1,668
Discharged promissory note and accrued interest from related party	$109,918	$-

See accompanying notes to the consolidated financial statements

Business Marketing Services, Inc.
December 31, 2012 and 2011
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

The milestone of ““SL Free” completed by June 1, 2011” was achieved and the June 1, 2011 milestone call option to acquire certain shares from non-controlling interest was nullified.

The milestone of 2012 turnover minimum DKK five (5) million was not achieved, the Company didn’t exercise the call option and the option right was lapsed.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principle of Consolidation

The Company applies the guidance of Topic 810 “Consolidation” of the FASB Accounting Standards Codification to determine whether and how to consolidate another entity.  Pursuant to ASC Paragraph 810-10-15-10 all majority-owned subsidiaries—all entities in which a parent has a controlling financial interest—shall be consolidated except (1) when control does not rest with the parent, the majority owner; (2) if the parent is a broker-dealer within the scope of Topic 940 and control is likely to be temporary; (3) consolidation by an investment company within the scope of Topic 946 of a non-investment-company investee.  Pursuant to ASC Paragraph 810-10-15-8 the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, of more than 50 percent of the outstanding voting shares of another entity is a condition pointing toward consolidation.  The power to control may also exist with a lesser percentage of ownership, for example, by contract, lease, agreement with other stockholders, or by court decree. The Company consolidates all less-than-majority-owned subsidiaries, if any, in which the parent’s power to control exists.

The Company's consolidated subsidiaries and/or entities are as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition, if applicable)	Attributable interest

Adcore, Aps	the Kingdom of Denmark	February 3, 2011 (February 25, 2011)	60%

The consolidated financial statements include all accounts of the Company as of December 31, 2012 and 2011 and for the years then ended and all accounts of Adcore as of December 31, 2012 and for the year ended December 31, 2012 and for the period from February 3, 2011 (inception) through December 31, 2011.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepayments and other current assets, accounts payable and accrued expenses, approximate their fair values because of the short maturity of these instruments.

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

It is not, however, practical to determine the fair value of advances from stockholders and note holders - stockholder, if any, due to their related party nature.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the year ended December 31, 2012 or 2011.

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

Unless otherwise noted, the rate presented below per U.S. $1.00 was the midpoint of the interbank rate as quoted by OANDA Corporation (www.oanda.com) contained in its consolidated financial statements.  Translation of amounts from DKK into U.S. dollars has been made at the following exchange rates for the respective periods:

	December 31, 2012	December 31, 2011

Balance sheets	5.6492	5.7398

Statements of operations and comprehensive income (loss)	5.7928	5.7523

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

There were no potentially dilutive common shares outstanding for the year ended December 31, 2012 or 2011.

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

Note 3 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Hans Pandeya	majority stockholder of the Company

Smartlaunch Systems A/S	An entity owned and controlled by the majority stockholder of the Company, liquidated on June 21, 2012.

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

As of December 31, 2012, the outstanding amount of the note payable was $49,565.

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

On June 21, 2012, Smartlaunch Systems A/S went bankrupt and was liquidated by the liquidator, a Danish law firm. Business Marketing Services, Inc. renegotiated the price of the 9,000 shares of Adcore Aps to DKK 10,000 (equivalent to $1,773.90 based on the spot foreign currency exchange rate) and the payment was received by the Smartlaunch Systems A/S trustee on June 21, 2012. Therefore, the promissory note plus interest, which were valued as $96,882 and $13,036, or $109,918 in aggregate as of June 21, 2012, payable to Smartlaunch A/S were reduced to nil and recorded as additional paid-in capital.

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

Note 4 – Commitments and Contingencies

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

The Consultants did not provide any services to the Company and the Company did not pay any consulting fees to the Consultants for the year ended December 31, 2012 or 2011.

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

Note 6 – Income Tax Provision

BMSV is a non-operating holding company. Adcore, the Company’s Danish subsidiary, is subject to Danish income taxes.

United States Income Tax

BMSV is incorporated under the laws of the State of Delaware and is subjected to United States of America income tax laws.

Deferred Tax Assets

At December 31, 2012, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $210,286 that may be offset against future taxable income through 2032.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying consolidated financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $71,497 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by the full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization.  The valuation allowance increased (decreased) approximately ($12,155) and $33,759 for the year ended December 31, 2012 and 2011, respectively.

Components of deferred tax assets are as follows:

	December 31, 2012	December 31, 2011

Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$71,497	$83,652

Less valuation allowance	(71,497)	(83,652)

Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Consolidated Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011

Federal statutory income tax rate	34.0%	34.0%

Change in valuation allowance on net operating loss carry-forwards	(34.0)	(34.0)

Effective income tax rate	0.0%	0.0%

Danish Income Tax

On February 3, 2011, the Company formed Adcore, Aps (“Adcore”) under the laws of the Kingdom of Denmark and is subject to Danish income tax laws.  The Danish statutory income tax rate is 25.0% and there were no significant differences between income reported for financial reporting purposes and income reported for income tax purposes for the year ended December 31, 2012 and for the period from February 3, 2011 (inception) through December 31, 2011.

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

None

ITEM 9A (T). Controls and Procedures

Evaluation of Disclosure Control and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2011. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were ineffective as of December 31, 2012.

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

Name	Age	Position	Director Since	Serves Until

Douglas Black*		Director, President, Chief Executive Officer	2007	2010*

Hans Pandeya*		Director, President, Chief Executive Officer	2010	2013#

Majken Hummel-Gumaelius		Director, President, Chief Executive Officer	2013

# Effective January 7, 2013, the Company's Shareholders appointed Majken Hummel-Gumaelius, as President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director of the Company.

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

ITEM 11.   Executive Compensation

Compensation of Executive Officers

The Company recorded the software at its historical value on the books of Smartlaunch of $1,668 as a capital contribution to Adcore and the remainder of the related note payable’s value of $100,148 was recorded as compensation – officer as both Smartlaunch Systems and the Company are under common control of the President and majority stockholder of the Company. There was no cash compensation paid to any executive employees during  2012 and 2011.

Employment Agreements

The Company does not have any employment agreements with any employees.

Director Compensation

In 2012 and 2011, no director received any cash compensation for their board services.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Management and Certain Beneficial Owners

The following table sets forth as of December 31, 2012, certain information regarding the beneficial ownership of our outstanding common stock by (i) each person known to us to beneficially own more than 5% of our common stock, (ii) each Named Executive Officer, (iii) each of our Directors and (iv) all of such Directors and officers as a group. Except as otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all of the common shares owned by them.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Percentage of beneficial ownership is based on 19,500,000 shares of common stock outstanding as of December 31, 2012.

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

ITEM 14.  Principal Accounting Fees and Services

The firm of Li & Company, PC an independent registered public accounting firm, has served as our auditors for the fiscal years ending December 31, 2012 and 2011.

Audit and Non-Audit Fees

The following table presents fees for professional audit services rendered by Li & Company, PC for the audit of our annual financial statements and fees billed for other services for the years ended December 31, 2012 and 2011.

Services	2012		2011

Fees for annual audit and quarterly reviews (*)		$19,000	$20,000
Review of SEC comments	$		$4,350
Tax and other matters		$-	$-
Total		$19,000	$24,350

The Company were billed by Li & Company, PC for the audit and review of the Company’s 2012 and 2011 financial statements.

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

Business Marketing Services, Inc.

Date: April 15, 2013	/s/ Majken Hummel-Gumaelis
Majken Hummel-Gumaelis
Chief Executive Officer and President

Date: April 15, 2013	/s/ Majken Hummel-Gumaelis
Majken Hummel-Gumaelis
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the date(s) indicated.

SIGNATURE	TITLE	DATE

/s/ Majken Hummel-Gumaelis	Director	April 15, 2013
Majken Hummel-Gumaelis