Form 10-Q
period 2013-03-31
Business Marketing Services Inc
filed 2013-05-20
CIK 1438138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of March 31, 2013, there were 19,500,000 shares of the registrant’s common stock outstanding.

Business Marketing Services, Inc.

March 31, 2013 and 2012

Business Marketing Services, Inc.
Consolidated Balance Sheets

	March 31, 2013	December 31, 2012
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$100,016	$110,876
Prepayments and other current assets	7,714	431
Total Current Assets	107,730	111,307

WEB-BASED SOFTWARE PLATFORM
Web-based software platform	4,668	4,668
Accumulated amortization	(4,079)	(3,695)
Web-based Software Platform, net	589	973

TOTAL ASSETS	$108,319	$112,280

LIABILITIES AND DEFICIT

CURRENT LIABILITIES
Accounts payable	70,967	77,790
Notes payable - stockholder	25,514	49,565
Total Current Liabilities	96,481	127,355

TOTAL LIABILITIES	96,481	127,355

EQUITY (DEFICIT )
Business Marketing Services Inc. Stockholders' Equity (Deficit )
Preferred stock: par value $0.0001; 50,000,000 shares authorized;
none issued or outstanding	—	—
Common stock: par value $0.0001; 200,000,000 shares authorized;
19,500,000 shares issued and outstanding	1,950	1,950
Additional paid-In capital	170,523	170,523
Accumulated deficit	(176,363)	(200,681)
Accumulated other comprehensive income (loss )
Foreign currency translation loss	(1,133)	(710)
Total Business Marketing Services Stockholders' Deficit	(5,023)	(28,918)

Non-controlling Interest in Subsidiary
Non-controlling interestholder's capital	6,671	6,671
Accumulated deficit - non-controlling interestholders' share	10,946	7,646
Other comprehensive loss - non-controlling interestholders' share	(756)	(474)
Non-controlling Interest in Subsidiary	16,861	13,843
Total Equity (Deficit )	11,838	(15,075)
TOTAL LIABILITIES AND EQUITY (DEFICIT )	$108,319	$112,280

See accompanying notes to the consolidated financial statements

Business Marketing Services, Inc.
Consolidated Statements of Operations and Comprehensive Income

	For the Three Months	For the Three Months
	Ended	Ended
	March 31, 2013	March 31, 2012
	(Unaudited)	(Unaudited)

Revenue	$102,984	$70,531

Operating Expenses:

Amortization expense	384	382
Professional fees	48,556	37,252
Selling expenses	21,110	3,950
General and administrative expenses	5,316	5,815

Total Operating Expenses	75,366	47,399

Income from Operations	27,618	23,132

Other (Income) Expenses

Foreign currency transaction (gain) loss	-	3,731
Interest expense - related party	-	2,574

Other (Income) Expenses, net	-	6,305

Income before income tax and non-controlling interest	27,618	16,827

Income tax provision	-	5,188

Net income before non-controlling interest	27,618	11,639
Net income attributable to non-controlling interest	3,300	2,556

Net income attributable to BMSV' stockholders	$24,318	$9,083

Net Income Per Common Share - basic and diluted	$0.00	$0.00

Weighted Average Common Shares Outstanding:
- basic and diluted	19,500,000	19,500,000

Other Comprehensive Income:
Foreign currency translation gain (loss)	(705)	(1,217)
Foreign currency translation gain (loss) attributable to non-controlling interest	(282)	(451)

Other comprehensive income attributable to BMSV	(423)	(766)

Comprehensive Income attributable to BMSV	$23,895	$8,317

See accompanying notes to the consolidated financial statements

Business Marketing Services, Inc.
Consolidated Statement of Equity (Deficit)
For the Period ended March 31, 2013
(Unaudited)

					Accumulated Other
			Additional		Comprehensive loss	Total BMSV		Total
	Common Stock		Paid-in	Accumulated	Foreign Currency	Stockholders'	Non-controlling	Equity
	Shares	Amount	Capital	Deficit	Translation loss	Equity (Deficit)	Interest	(Deficit)

Balance, December 31, 2011	19,500,000	1,950	60,605	(246,036)	(2,312)	(185,793)	9,273	(176,520)

Discharged debt from a related party			109,918			109,918		109,918

Comprehensive income
Net Income				45,355		45,355	4,685	50,040
Foreign currency translational loss					1,602	1,602	(115)	1,487
Total comprehensive income						46,957	4,570	51,527

Balance, December 31, 2012	19,500,000	1,950	170,523	(200,681)	(710)	(28,918)	13,843	(15,075)

Comprehensive income
Net Income				24,318		24,318	3,300	27,618
Foreign currency translational loss					(423)	(423)	(282)	(705)
Total comprehensive income						23,895	3,018	26,913

Balance, March 31, 2013	19,500,000	$1,950	$170,523	$(176,363)	$(1,133)	$(5,023)	$16,861	$11,838

See accompanying notes to the consolidated financial statements

Business Marketing Services, Inc.
Consolidated Statements of Cash Flows

	For the Three Months	For the Three Months
	Ended	Ended
	March 31, 2013	March 31, 2012
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income before non-controlling interest	$27,618	$11,639
Adjustments to reconcile net income before non-controlling interest to net cash provided by operating activities
Amortization expense	384	382
Foreign currency transaction gain on note payable-related party	-	3,731
Changes in operating assets and liabilities:
Accounts receivable	-	(3,807)
Prepayments and other current assets	(7,283)	(702)
Accrued expenses	-	(6,999)
Accrued interest - related party	-	2,573
Accounts payable	(6,823)	(6,816)
Corporate income tax payable	-	5,188

Net cash provided by operating activities	13,896	5,189

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from (repayments to notes payable - stockholder )	(24,051)	(3,752)
Advances from (repayments to stockholder )	-	(3,748)

Net cash flows used in financing activities	(24,051)	(7,500)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(705)	(1,217)

NET CHANGE IN CASH	(10,860)	(3,528)

CASH BALANCE AT BEGINNING OF PERIOD	110,876	45,921

CASH BALANCE AT END OF PERIOD	$100,016	$42,393

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

See accompanying notes to the consolidated financial statements

Business Marketing Services, Inc.
March 31, 2013 and 2012
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

Formation of Majority-Owned Subsidiary, Consulting Services to the Subsidiary and Call Options to Acquire Shares

Formation of Majority-Owned Subsidiary

On February 3, 2011, the Company entered into a Shareholders, Company Formation and Capital Increase Agreement (the “Company Formation Agreement”) between Smartlaunch A/S (“SL”), Rainmaking Holding 1 ApS (“RM”), Perfect Best International Ltd (“PBI”), and Hans Pandeya and formed Adcore, Aps (“Adcore”) under the laws of the Kingdom of Denmark. Pursuant to the terms of the Company Formation Agreement, the Company, jointly with other parties, formed Adcore under the laws of Denmark as a jointly owned company with a nominal share capital of Denmark Krone (“DKK”) 81,000, of which 55.56% ownership belongs to Business Marketing Services, Inc.  Initial equity ownership of Adcore upon formation was as follows:

Shareholder	Nominal Shareholding	Percentage
RM	18,000	22.22%
PBI	18,000	22.22%
BMSV	45,000	55.56%
Total:	81,000	100.00%

Issuance of 9,000 New Shares of Adcore to Smartlaunch A/S for Software Contributed

Immediately after formation of Adore, Smartlaunch A/S received 9,000 new shares in Adcore for contributed software recorded at its historical value on the books of Smartlaunch of $1,668. Following SL’s subscription for shares, the ownership was as follows:

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

Consulting Services to the Majority-Owned Subsidiary

Pursuant to the terms of the Company Formation Agreement, BMSV assisted Adcore in developing its business in the U.S. and India and be responsible for innovation and product development of Adcore; whereby, Adcore needs to pay 50% of its net revenues (defined as total revenue minus payment, transaction, and reseller fees, charge backs, exchange rate adjustments and value added tax (“VAT”)) to BMSV in return on a quarterly basis. All balances and transactions resulted from this arrangement have been eliminated due to its inter-company nature.

Call Options to Acquire Certain Shares from Non-controlling Interest Holder

Pursuant to the terms of the Company Formation Agreement, BMSV was also granted a call option to buy 9,000 shares from each of RM and PBI corresponding to 50% of RM’s and PBI’s ownerships at a nominal price if the following milestones are not achieved:

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation – Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year.  These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2012 and notes thereto contained in the information filed as part of the Company’s Form 10-K, which was filed on April 15, 2013.

Principles of Consolidation

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

The consolidated financial statements include all accounts of the Company and Adcore as of March 31, 2013 and 2012 and for the interim periods then ended.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepayments and other current assets, accounts payable, approximate their fair values because of the short maturity of these instruments.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended March 31, 2013 or 2012.

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

Unless otherwise noted, the rate presented below per U.S. $1.00 was the midpoint of the interbank rate as quoted by OANDA Corporation (www.oanda.com) contained in its consolidated financial statements.  Translation of amounts from DKK into U.S. dollars has been made at the following exchange rates for the respective periods:

	March 31, 2013	December 31, 2012	March 31, 2012	December 31, 2011

Balance sheets	5.8160	5.6492	5.5762	5.7398

Statements of operations and comprehensive income (loss)	5.6491	5.7928	5.6723

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

There were no potentially dilutive common shares outstanding for the interim period ended March 31, 2013 or 2012.

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

As of March 31, 2013, the outstanding amount of the note payable was $25,514.

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

Note 6 – Subsequent Events

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

Results of Operations

Revenues

The Company generated $102,984 in revenues for the three months ended March 31, 2013 as compared to $70,531for the three months ended March 31, 2012. The increase was attributable to increased marketing.

Professional Fees

The Company incurred $48,556 in professional fees for the three months ended March 31, 2013, as compared to $37,252 for the three months ended March 31, 2012.

Selling Expenses

The Company incurred $21,110 of selling expenses for the three months ended March 31, 2013 as compared to $3,910 for the three months ended March 31, 2012. The increase is attributable the increase in revenues.

General and Administrative Expenses

The company incurred general and administrative expenses of $5,316 for the three months ended March 31, 2013 as compared to $5,815 for the three months ended March 31, 2012.

Liquidity and Capital Resources

As of March 31, 2013 we had $100,016 in cash. While we are reviewing our operations and business plan to determine the most effective way to produce revenues, our cash position cannot support our daily operations. Any shortfall is currently funded by our majority shareholder, Hans Pandeya. Management intends to raise additional funds by way of a public or private offering. Management believes that the recent change in our business plan will generate revenues and provide the opportunity for us to continue as a going concern. While we believe in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. Our ability to continue as a going concern is dependent upon our ability to further implement its business plan and generate revenues.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

The following table summarizes the Company’s Consolidated Statement of Cash Flows:

	Three Months Ended March 31,
Net cash provided (used) by operating activities	2013	2012
Operating Activities	13,896	5,189
Investing Activities	-	-
Financing Activities	(24,051)	(7,500)

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2010, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

An investment in the Company’s common stock is speculative and involves a high degree of risk. You should carefully consider the risks described in the Company’s annual report Form 10-K filed on April 15, 2013 and other information in this report before purchasing any shares of the Company’s common stock. Such factors may have a significant impact on its business, operating results, liquidity and financial condition. As a result of the identified risk factors, actual results could differ materially from those projected in any forward-looking statements. Additional risks and uncertainties not presently known to the company, or that are currently considered to be immaterial, may also impact the Company’s business, operating results, liquidity and financial condition. If any such risks occur, the Company’s business, operating results, liquidity and financial condition could be materially affected in an adverse manner. In addition, the trading price of the Company’s stock, when and if a market develops for the Company’s stock, could decline.

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

BUSINESS MARKETING SERVICES, INC.

Date: May 20, 2013	/s/ Majken Hummel-Gumaelis
Chief Executive Officer
(Principal Executive Officer)

Date: May 20, 2013	/s/ Majken Hummel-Gumaelis
Principal Financial and Accounting Officer