Form 10-Q
period 2013-06-30
Business Marketing Services Inc
filed 2013-08-19
CIK 1438138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of June 30, 2013, there were 19,500,000 shares of the registrant’s common stock outstanding.

Business Marketing Services, Inc.

June 30, 2013 and 2012

Business Marketing Services, Inc.
Consolidated Balance Sheets

	June 30, 2013	December 31, 2012
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$65,430	$110,876
Prepayments and other current assets	1,075	431

Total Current Assets	66,505	111,307

WEB-BASED SOFTWARE PLATFORM
Web-based software platform	4,668	4,668
Accumulated amortization	(4,210)	(3,695)

Web-based Software Platform, net	458	973

TOTAL ASSETS	$66,963	$112,280

LIABILITIES AND DEFICIT

CURRENT LIABILITIES
Accounts payable	16,466	77,790
Notes payable - stockholder	14,914	49,565

Total Current Liabilities	31,380	127,355

TOTAL LIABILITIES	31,380	127,355

EQUITY (DEFICIT)

Business Marketing Services Inc. Stockholders' Equity (Deficit)

Preferred stock par value $0.0001: 50,000,000 shares authorized;
none issued or outstanding	-	-
Common stock par value $0.0001: 200,000,000 shares authorized;
19,500,000 shares issued and outstanding	1,950	1,950
Additional paid-In capital	170,523	170,523
Accumulated deficit	(160,497)	(200,681)
Accumulated other comprehensive income (loss)
Foreign currency translation loss	(503)	(710)

Total Business Marketing Services Stockholders' Equity (Deficit)	11,473	(28,918)

Non-controlling Interest in Subsidiary

Non-controlling interestholder's capital	6,671	6,671
Accumulated deficit - non-controlling interestholders' share	17,774	7,646

Other comprehensive loss - non-controlling interestholders' share	(335)	(474)

Non-controlling Interest in Subsidiary	24,110	13,843

Total Equity (Deficit)	35,583	(15,075)

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$66,963	$112,280

See accompanying notes to the consolidated financial statements

Business Marketing Services, Inc.
Consolidated Statements of Operations and Comprehensive Income

	For the Six Months	For the Three Months	For the Six Months	For the Three Months
	Ended	Ended	Ended	Ended
	June 30, 2013	June 30, 2013	June 30, 2012	June 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$51,273	$25,512	$50,157	$24,659

Operating Expenses:

Amortization expense	250	-	500	250
Professional fees	25,128	19,458	14,759	8,934
General and administrative expenses	903	429	11,660	6,493

Total Operating Expenses	26,281	19,887	26,919	15,677

Income from Operations	24,992	5,625	23,238	8,982

Other (Income) Expenses

Foreign currency transaction (gain) loss	-	-	3,731	-
Interest expense - related party	-	-	4,299	1,725

Other (Income) Expenses, net	-	-	8,030	1,725

Income before income tax and non-controlling interest	24,992	5,625	15,208	7,257

Income tax provision	-	-	5,171	2,468

Income from continuing operations	24,992	5,625	10,037	4,789

Discontinued operations
Income from operation of discontinued operations, net of tax	25,320	17,069	19,868	13,477

Income from discontinued operations, net of tax	25,320	17,069	19,868	13,477

Net income
Net income before non-controlling interest	50,312	22,694	29,905	18,266
Net income attributable to non-controlling interest	10,128	6,828	7,947	5,391

Net income attributable to BMSV' stockholders	$40,184	$15,866	$21,958	$12,875

Net Income Per Common Share - basic and diluted	$0.00	$0.00	$0.00	$0.00

Weighted Average Common Shares Outstanding:
- basic and diluted	19,500,000	19,500,000	19,500,000	19,500,000

Other Comprehensive Income:
FX translation gain (loss)	207	912	(3,177)	(1,960)
FX translation gain (loss) attributable to non-controlling interest	139	421	(1,235)	(784)

Other comprehensive income attributable to BMSV	68	491	(1,942)	(1,176)

Comprehensive Income attributable to BMSV	$40,252	$16,357	$20,016	$11,699

See accompanying notes to the consolidated financial statements

Business Marketing Services, Inc.
Consolidated Statement of Equity (Deficit)
For the Interim Period Ended June 30, 2013
(Unaudited)

					Accumulated Other Comprehensive loss Foreign	Total BMSV	Non- controlling	Non- controlling	Non-	Total
			Additional		Currency	Stockholders'	Interest	Interest	controlling	Non-	Total
	Common Stock		Paid-in	Accumulated	Translation	Equity	Paid-in	Accu	Interest	controlling	Equity
	Shares	Amount	Capital	Deficit	loss	(Deficit)	capital	Deficit	Accu OCI	Interest	(Deficit)

Balance, December 31, 2011	19,500,000	1,950	60,605	(246,036)	(2,312)	(185,793)	6,671	2,961	(359)	9,273	(176,520)

Discharged debt from a related party			109,918			109,918					109,918

Comprehensive income
Net Income				45,355		45,355		4,685		4,685	50,040
Foreign currency translational loss					1,602	1,602			(115)	(115)	1,487

Total comprehensive income						46,957	-	4,685	(115)	4,570	51,527

Balance, December 31, 2012	19,500,000	1,950	170,523	(200,681)	(710)	(28,918)	6,671	7,646	(474)	13,843	(15,075)

Comprehensive income
Net Income				40,184		40,184		10,128		10,128	50,312
Foreign currency translational loss					207	207			139	139	346

Total comprehensive income						40,391	-	10,128	139	10,267	50,658

Discontinued operations						-				-	-

Balance, June 30, 2013	19,500,000	$1,950	$170,523	$(160,497)	$(503)	$11,473	$6,671	$17,774	$(335)	$24,110	$35,583

See accompanying notes to the consolidated financial statements

Business Marketing Services, Inc.
Consolidated Statements of Cash Flows

	For the Six Months	For the Six Months
	Ended	Ended
	June 30, 2013	June 30, 2012
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income before non-controlling interest	$50,312	$29,905
Adjustments to reconcile net income before non-controlling interest to net cash provided by operating activities
Amortization expense	515	764
Changes in operating assets and liabilities:
Accounts receivable	-	3,864
Prepayments and other current assets	(644)	(304)
Accrued expenses	-	(5,495)
Accrued interest - related party	-	4,297
Accounts payable	(61,324)	(8,372)
Corporate income tax payable	-	12,897

Net cash provided by operating activities	(11,141)	37,556

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from (repayments to) notes payable - stockholder	(34,651)	(9,503)
Proceeds from (repayments to) notes payable - related party	-	1,958
Advances from (repayments to) stockholder	-	(3,748)

Net cash flows used in financing activities	(34,651)	(11,293)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	346	(3,177)

NET CHANGE IN CASH	(45,446)	23,086

CASH BALANCE AT BEGINNING OF PERIOD	110,876	45,921

CASH BALANCE AT END OF PERIOD	$65,430	$69,007

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Discharged promissory note and accrued interest from related party	$-	$109,918

See accompanying notes to the consolidated financial statements

Business Marketing Services, Inc.
June 30, 2013 and 2012
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

Sale of Majority-Owned Subsidiary to President, CEO and Stockholder

On July 1, 2013, the Company entered a stock purchase agreement (the “Agreement”) with its majority shareholder, Hans Pandeya (the “Hans”). Pursuant to the agreement, Hans purchased 54,000 shares of the Adcore Aps’s common stock from the the Company, which represents 60% of all issued and outstanding common stock of Adcore ApS (90,000 shares in total) for an aggregate purchase price of $16,517, net of advances from President, CEO and majority stockholder (the “Purchase Price”).

The consolidated financial statements for the interim period ended June 30, 2013 and 2012 have been presented to give retroactive effect to this discontinuance.

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

The consolidated financial statements include all accounts of the Company and Adcore as of June 30, 2013 and 2012 and for the interim periods then ended.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended June 30, 2013 or 2012.

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

Unless otherwise noted, the rate presented below per U.S. $1.00 was the midpoint of the interbank rate as quoted by OANDA Corporation (www.oanda.com) contained in its consolidated financial statements.  Translation of amounts from DKK into U.S. dollars has been made at the following exchange rates for the respective periods:

	June 30, 2013	December 31, 2012	June 30, 2012	December 31, 2011

Balance sheets	5.7307	5.6492	5.5762	5.7398

Statements of operations and comprehensive income (loss)	5.6800	5.7928	5.6723	5.7523

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

There were no potentially dilutive common shares outstanding for the interim period ended June 30, 2013 or 2012.

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

Recently Issued Accounting Pronouncements

In January 2013, the FASB issued ASU No. 2013-01, "Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities". This ASU clarifies that the scope of ASU No. 2011-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities." applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013.

In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." The ASU adds new disclosure requirements for items reclassified out of accumulated other comprehensive income by component and their corresponding effect on net income. The ASU is effective for public entities for fiscal years beginning after December 15, 2013.

In February 2013, the Financial Accounting Standards Board, or FASB, issued ASU No. 2013-04, "Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date."  This ASU addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several arrangements including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The ASU is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In March 2013, the FASB issued ASU No. 2013-05, "Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." This ASU addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The guidance outlines the events when cumulative translation adjustments should be released into net income and is intended by FASB to eliminate some disparity in current accounting practice. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In March 2013, the FASB issued ASU 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting.” The amendments require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). If a plan for liquidation was specified in the entity’s governing documents from the entity’s inception (for example, limited-life entities), the entity should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified at the entity’s inception. The amendments require financial statements prepared using the liquidation basis of accounting to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The entity should include in its presentation of assets any items it had not previously recognized under U.S. GAAP but that it expects to either sell in liquidation or use in settling liabilities (for example, trademarks). The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted.

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

Note 5 - Stockholders’ Equity (Deficit)

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

Results of Operations

Revenues

The Company generated $51,273 in revenues for the six months ended June 30, 2013 as compared to $50,157 for the six months ended June 30, 2012. For the three months ended June 30, 2013 the Company generated $25,512 in revenues as compared to $24,659 for the three months ended June 30, 2012.

Professional Fees

The Company incurred $25,128 and 19,458 in professional fees for the six and three months ended June 30, 2013, as compared to $14,759 and 8,934 for the six and three months ended June 30, 2012.

General and Administrative Expenses

The company incurred general and administrative expenses of $903 and 429 for the six and three months ended June 30, 2013 as compared to $11,660 and 6,493 for the six and three months ended June 30, 2012.

Discontinued Operations

Discontinued operations generated $24,992 and $5,625 of income for the six and three months ended June 30, 2013 as compared to $15,208 and $7,257 for the six and three months ended June 30, 2012.

Liquidity and Capital Resources

As of June 30, 2013 we had $65,430 in cash. While we are reviewing our operations and business plan to determine the most effective way to produce revenues, our cash position cannot support our daily operations. Any shortfall is currently funded by our majority shareholder, Hans Pandeya. Management intends to raise additional funds by way of a public or private offering. Management believes that the recent change in our business plan will generate revenues and provide the opportunity for us to continue as a going concern. While we believe in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. Our ability to continue as a going concern is dependent upon our ability to further implement its business plan and generate revenues.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

The following table summarizes the Company’s Consolidated Statement of Cash Flows:

	Six Months Ended June 30,
Net cash provided (used) by operating activities	2013	2012
Operating Activities	(11,141)	37,556
Investing Activities	-	-
Financing Activities	(34,651)	(11,293)

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

BUSINESS MARKETING SERVICES, INC.

Date: August 19, 2013	/s/ Majken Hummel-Gumaelis
Chief Executive Officer
(Principal Executive Officer)

Date: August 19, 2013	/s/ Majken Hummel-Gumaelis
Principal Financial and Accounting Officer