Form 10-Q
period 2013-09-30
Business Marketing Services Inc
filed 2013-11-19
CIK 1438138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of September 30, 2013, there were 19,500,000 shares of the registrant’s common stock outstanding.

Business Marketing Services, Inc.

September 30, 2013 and 2012

Business Marketing Services, Inc.
Consolidated Balance Sheets

	September 30, 2013	December 31, 2012
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$28	$110,876
Receivable from former stockholder	14,502	-
Prepayments and other current assets	-	431

Total Current Assets	14,530	111,307

WEB-BASED SOFTWARE PLATFORM
Web-based software platform	3,000	4,668
Accumulated amortization	(3,000)	(3,695)

Web-based Software Platform, net	-	973

TOTAL ASSETS	$14,530	$112,280

LIABILITIES AND DEFICIT

CURRENT LIABILITIES
Accounts payable	3,100	77,790
Notes payable - former stockholder	-	49,565

Total Current Liabilities	3,100	127,355

TOTAL LIABILITIES	3,100	127,355

EQUITY (DEFICIT)

BKSV Stockholders' Equity (Deficit)

Preferred stock: par value $0.0001; 50,000,000 shares authorized;
none issued or outstanding	-	-
Common stock: par value $0.0001; 200,000,000 shares authorized;
19,500,000 shares issued and outstanding	1,950	1,950
Additional paid-In capital	170,523	170,523
Accumulated deficit	(161,043)	(200,681)
Accumulated other comprehensive income (loss)
Foreign currency translation loss	-	(710)

Total BMSV Stockholders' Equity (Deficit)	11,430	(28,918)

Non-controlling Interest in Subsidiary

Non-controlling interestholder's capital	-	6,671
Accumulated deficit - non-controlling interestholders' share	-	7,646

Other comprehensive loss - non-controlling interestholders' share	-	(474)

Non-controlling Interest in Subsidiary	-	13,843

Total Equity (Deficit)	11,430	(15,075)

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$14,530	$112,280

See accompanying notes to the consolidated financial statements

Business Marketing Services, Inc.
Consolidated Statements of Operations and Comoprehensive Income (Loss)

	For the Nine Months	For the Three Months	For the Nine Months	For the Three Months
	Ended	Ended	Ended	Ended
	September 30, 2013	September 30, 2013	September 30, 2012	September 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$59,562	$8,289	$67,885	$17,729

Operating Expenses:

Professional fees	32,136	7,008	20,869	6,111
General and administrative expenses	2,645	1,492	12,661	501

Total Operating Expenses	34,781	8,500	33,530	6,612

Income (Loss) from Operations	24,781	(211)	34,355	11,117

Other (Income) Expenses

Foreign currency transaction (gain) loss	-	-	3,731	-
Interest expense - related party	-	-	4,299	-
Other (income) expense	503	503	-	-

Other (Income) Expenses, net	503	503	8,030	-

Income (loss) before income tax and non-controlling interest	24,278	(714)	26,325	11,117

Income tax provision	-	-	-	-

Income (loss) from continuing operations	24,278	(714)	26,325	11,117

Discountinued operations
Income (loss) from operation of discontinued operation, net of tax	25,320	-	(1,677)	(16,374)
Gain from disposal of discontinued operation, net of tax	168	168	-	-

Income (loss) from discontinued operations, net of tax	25,488	168	(1,677)	(16,374)

Net income (loss)
Net income (loss) before non-controlling interest	49,766	(546)	24,648	(5,257)
Net income (loss) attributable to non-controlling interest	10,128	-	2,909	(5,038)

Net income (loss) attributable to BMSV' stockholders	$39,638	$(546)	$21,739	$(219)

Net Income (Loss) Per Common Share - basic and diluted	$0.00	$(0.00)	$0.00	$(0.00)

Weighted Average Common Shares Outstanding:
- basic and diluted	19,500,000	19,500,000	19,500,000	19,500,000

Other Comprehensive Income (Loss):
FX translation gain (loss)	346	-	(2,513)	664
FX translation gain (loss) attributable to non-controlling interest	139	-	(970)	265

Other comprehensive income (loss) attributable to BMSV	207	-	(1,543)	399

Comprehensive Income (Loss) attributable to BMSV	$39,845	$(546)	$20,196	$180

See accompanying notes to the consolidated financial statements

Business Marketing Services, Inc.
Consolidated Statement of Equity (Deficit)
For the Interim Period ended September 30, 2013
(Unaudited)

					Accumulated Other
					Comprehensive income (loss) Foreign	Total BMSV
	Common Stock		Additional Paid-in	Accumulated	Currency Translation	Stockholders' Equity	Non-controlling	Total Equity
	Shares	Amount	Capital	Deficit	gain (loss)	(Deficit)	Interest	(Deficit)

Balance, December 31, 2011	19,500,000	1,950	60,605	(246,036)	(2,312)	(185,793)	9,273	(176,520)

Discharged debt from a related party			109,918			109,918		109,918

Comprehensive income
Net Income				45,355		45,355	4,685	50,040
Foreign currency translation gain (loss)					1,602	1,602	(115)	1,487

Total comprehensive income						46,957	4,570	51,527

Balance, December 31, 2012	19,500,000	1,950	170,523	(200,681)	(710)	(28,918)	13,843	(15,075)

Comprehensive income
Net Income				39,638		39,638	10,128	49,766
Foreign currency translation gain (loss)					207	207	139	346

Total comprehensive income						39,845	10,267	50,112

Disposal of discontinued operation					503	503	(24,110)	(23,607)

Balance, September 30, 2013	19,500,000	$1,950	$170,523	$(161,043)	$-	$11,430	$-	$11,430

See accompanying notes to the consolidated financial statements

Business Marketing Services, Inc.
Consolidated Statements of Cash Flows

	For the Nine Months	For the Nine Months
	Ended	Ended
	September 30, 2013	September 30, 2012
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income before non-controlling interest	$49,766	$24,648
Adjustments to reconcile net income before non-controlling interest to net cash provided by (used in) operating activities
Gain from sale of subsidiary	(168)	-
Amortization expense	515	1,139
Changes in operating assets and liabilities:
Accounts receivable	-	3,864
Prepayments and other current assets	425	(524)
Accrued expenses	(65,593)	(8,495)
Accrued interest - related party	-	4,296
Accounts payable	-	43,842
Corporate income tax payable	-	11,779

Net cash provided by (used in) operating activities	(15,055)	80,549

CASH FLOWS FROM FINANCING ACTIVITIES
Cash paid in disposal of discontinued operation	(65,381)	-
Proceeds from (repayments to) notes payable - stockholder	-	(9,503)
Proceeds from (repayments to) notes payable - related party	-	1,958
Advances from (repayments to) stockholder	(32,779)	(3,748)

Net cash flows used in financing activities	(98,160)	(11,293)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	2,367	(2,516)

NET CHANGE IN CASH	(110,848)	66,740

CASH BALANCE AT BEGINNING OF PERIOD	110,876	45,921

CASH BALANCE AT END OF PERIOD	$28	$112,661

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Discharged promissory note and accrued interest from related party	$-	$109,918

See accompanying notes to the consolidated financial statements

Business Marketing Services, Inc.
September 30, 2013 and 2012
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

Call Options to Acquire Certain Shares from Non-controlling Interest Holder

Pursuant to the terms of the Company Formation Agreement, BMSV was also granted a call option to buy 9,000 shares from each of RM and PBI corresponding to 50% of RM’s and PBI’s ownerships at a nominal price if the following milestones are not achieved:

●	“SL Free” software completed by June 1, 2011. The share call option based in this milestone must be executed before June 20, 2011.
●	Turnover 2012 minimum DKK five (5) million. The share call option based in this milestone must be executed before April 1, 2013.

The milestone of ““SL Free” completed by June 1, 2011” was achieved and the June 1, 2011 milestone call option to acquire certain shares from non-controlling interest was nullified.

The milestone of 2012 turnover minimum DKK five (5) million was not achieved, the Company didn’t exercise the call option and the option right was lapsed.

Sale of Majority-Owned Subsidiary to Former President, CEO and Stockholder

On July 1, 2013, the Company entered into a stock purchase agreement (the “Agreement”) with its former President, CEO and majority shareholder, Hans Pandeya ( “Hans”). On July 1, 2013, BMSV sold 54,000 shares of Adcore’s common stock representing its 60% interest (the Company’s total interest) to Hans Pandeya for $16,517 net of advances from Hans (the “Purchase Price”).

The consolidated financial statements have been presented to give retroactive effect to this discontinuance.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation – Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year.  These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2012 and notes thereto contained in the information filed as part of the Company’s Form 10-K, which was filed on April 15, 2013.

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

The Company's consolidated subsidiaries and/or entities are as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition, if applicable) [date of divestiture, if applicable]	Attributable interest

Adcore, Aps	the Kingdom of Denmark	February 3, 2011 (February 25, 2011) [July 1, 2013]	60%

The consolidated financial statements include all accounts of the Company and Adcore as of and for the interim periods then ended.

All inter-company balances and transactions have been eliminated.

Reclassification

Certain prior period amounts in the consolidated financial statements have been reclassified to conform to current period presentation.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended September 30, 2013 or 2012.

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

There were no potentially dilutive common shares outstanding for the interim period ended September 30, 2013 or 2012.

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

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the consolidated financial statements.

Note 3 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Hans Pandeya	Former majority stockholder of the Company

Smartlaunch Systems A/S	An entity owned and controlled by the former majority stockholder of the Company, liquidated on June 21, 2012.

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

Note 6 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were no reportable subsequent event(s) to be disclosed.

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

Overview

Business Marketing Services, Inc.’s (“BMSV” or the “Company”) is a development stage company. We focus on early-stage business activities.  As of July 1, 2013 we no longer own 60% of the shares in Adcore ApS, a software publisher we founded on February 3, 2011 with our partners Rainmaking Holding 1 ApS (“RM”) and Perfect Best International Ltd (“PBI”) as we sold our interest to the former President, CEO and majority shareholder.

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

Results of Operations

Revenues

The Company generated $59,562 in revenues for the nine months ended September 30, 2013 as compared to $67,885 for the nine months ended September 30, 2012. For the three months ended September 30, 2013 the Company generated $8,289 in revenues as compared to $17,729 for the three months ended September 30, 2012.

Professional Fees

The Company incurred $32,136 and $ 7,008 in professional fees for the nine and three months ended June 30, 2013, as compared to $20,869 and $ 6,111 for the nine and three months ended September 30, 2012.

General and Administrative Expenses

The company incurred general and administrative expenses of $2,645 and $1,492 for the nine and three months ended September 30, 2013 as compared to $12,661 and $501 for the nine and three months ended September 30, 2012.

Discontinued Operations

Discontinued operations generated $25,320 and $-  of income for the nine  and three months ended September 30, 2013 as compared to a loss of $1,677 and $16,374 for the nine and three months ended September 30, 2012.

Liquidity and Capital Resources

As of Septemer 30, 2013 we had $28 in cash. While we are reviewing our operations and business plan to determine the most effective way to produce revenues, our cash position cannot support our daily operations. Any shortfall is currently funded by our majority shareholder, Hans Pandeya. Management intends to raise additional funds by way of a public or private offering. Management believes that the recent change in our business plan will generate revenues and provide the opportunity for us to continue as a going concern. While we believe in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. Our ability to continue as a going concern is dependent upon our ability to further implement its business plan and generate revenues.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

The following table summarizes the Company’s Consolidated Statement of Cash Flows:

	Nine Months Ended September 30,
Net cash provided (used) by operating activities	2013	2012
Operating Activities	(15,055)	80,549
Investing Activities	-	-
Financing Activities	(98,160)	(11,293)

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2012. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are ineffective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2013, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

BUSINESS MARKETING SERVICES, INC.

Date: November 19, 2013	/s/ Majken Hummel-Gumaelis
Chief Executive Officer
(Principal Executive Officer)

Date: November 19, 2013	/s/ Majken Hummel-Gumaelis
Principal Financial and Accounting Officer