Form 10-K
period 2013-12-31
Business Marketing Services Inc
filed 2014-04-15
CIK 1438138

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

Employees

As of December 31, 2013, the Company’s sole employee was Mrs Majken Hummel-Gumaelius, its President and Chief Executive Officer.

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

ITEM 3      Legal Proceedings

The Company is not party to any other legal proceeding. The Company may become a party to various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, there were no matters that would have a material adverse effect on the financial condition of the Company as of December 31, 2013 and 2012.

ITEM 4.     Submission of Matters to a Vote of Security Holders

None.

PART II

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

On April 15, 2014, the National Quotation Bureau, Inc. reported that the closing ask price on our common stock was $0.05 per share.

Record Holders

As of December 31, 2013, there were approximately 45 holders of record of our common stock. The Board of Directors believe that the number of beneficial owners is greater than the number of record holders because a portion of our outstanding common stock is held of record in broker "street names" for the benefit of individual investors. The beneficial owners of such shares are not known to us.

As of December 31, 2013, the shareholders list from our transfer agent shows that there were 19,500,000 shares of common stock outstanding. Of those shares, 15,000,000 shares, or 77% percent of our outstanding common stock, were owned by our officers and directors.

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

We believe that we can create value for businesses in the entertainment industry and value for end users by making enforcement of copyright more efficient and by lowering costs of delivery of digital content.

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

Revenue

The Company generated revenue of $ 59,562 for the year ended December 31, 2013, compared to $ 317,508 for the year ended December 31, 2012.

Operating Expenses

The Company operating expenses for 2013 was $45,078 as compared to $ 257,575 in 2012. Our operating decrease  in revenues was due to divestment of our shares holding in Adcore ApS.

Other Expenses

The Company had other (income) expenses of $503 for the year ended December 31, 2013, compared to $ 9,893 for the year ended December 31, 2012.

Liquidity

The following table summarizes the Company’s Statement of Cash Flows:

Net cash provided (used) by operating activities	Twelve Months Ended December 31,
	2013	2012
Operating Activities	(15,144)	97,604
Investing Activities	-	-
Financing Activities	(98,099)	(34,136)

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

December 31, 2013 and 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Business Marketing Services, Inc.

We have audited the accompanying consolidated balance sheets of Business Marketing Services, Inc. (the “Company”) as of December 31, 2013 and 2012 and the related consolidated statements of operations and comprehensive income, equity (deficit) and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company had an accumulated deficit at December 31, 2013 and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Li and Company, PC
Li and Company, PC

Skillman, New Jersey
April 15, 2014

Business Marketing Services, Inc.
Consolidated Balance Sheets

	December 31, 2013	December 31, 2012

ASSETS

CURRENT ASSETS
Cash	$-	$110,876
Receivable from former stockholder	14,502	-
Prepayments and other current assets	-	431

Total Current Assets	14,502	111,307

WEB-BASED SOFTWARE PLATFORM
Web-based software platform	3,000	4,668
Accumulated amortization	(3,000)	(3,695)

Web-based Software Platform, net	-	973

TOTAL ASSETS	$14,502	$112,280

LIABILITIES AND DEFICIT

CURRENT LIABILITIES
Bank overdraft	61	-
Accounts payable	13,308	77,790
Notes payable - former stockholder	-	49,565

Total Current Liabilities	13,369	127,355

TOTAL LIABILITIES	13,369	127,355

EQUITY (DEFICIT)

BMSV Stockholders' Equity (Deficit)
Preferred stock par value $0.0001: 50,000,000 shares authorized;
none issued or outstanding	-	-
Common stock par value $0.0001: 200,000,000 shares authorized;
19,500,000 shares issued and outstanding	1,950	1,950
Additional paid-In capital	170,523	170,523
Accumulated deficit	(171,340)	(200,681)
Accumulated other comprehensive income (loss)
Foreign currency translation loss	-	(710)

Total BMSV Stockholders' Equity (Deficit)	1,133	(28,918)

Non-controlling Interest in Subsidiary
Non-controlling interest holder's capital	-	6,671
Retained earnings - non-controlling interest holder's share	-	7,646

Other comprehensive loss - non-controlling interest holder's share	-	(474)

Non-controlling Interest in Subsidiary	-	13,843

Total Equity (Deficit)	1,133	(15,075)

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$14,502	$112,280

See accompanying notes to the consolidated financial statements

Business Marketing Services, Inc.
Consolidated Statements of Operations and Comoprehensive Income (Loss)

	For the Year	For the Year
	Ended	Ended
	December 31, 2013	December 31, 2012

Revenue	$59,562	$317,508

Operating Expenses:

Professional fees	42,342	230,941
Selling expenses	-	11,322
General and administrative expenses	2,736	15,312

Total Operating Expenses	45,078	257,575

Income from Operations	14,484	59,933

Other (Income) Expenses

Foreign currency transaction (gain) loss	-	5,595
Other (income) expense	503	4,298

Other (Income) Expenses, net	503	9,893

Income before income tax and non-controlling interest	13,981	50,040

Income tax provision	-	-

Income from continuing operations	13,981	50,040

Discountinued operations
Income from operation of discontinued operation, net of tax	25,320	-
Gain from disposal of discontinued operation, net of tax	168	-

Income from discontinued operations, net of tax	25,488	-

Net income
Net income before non-controlling interest	39,469	50,040
Net income attributable to non-controlling interest	10,128	4,685

Net income attributable to BMSV stockholders	$29,341	$45,355

Net Income Per Common Share - basic and diluted	$0.00	$0.00

Weighted Average Common Shares Outstanding:
- basic and diluted	19,500,000	19,500,000

Other Comprehensive Income (Loss):
FX translation gain (loss)	346	-
FX translation gain (loss) attributable to non-controlling interest	139	-

Other comprehensive income (loss) attributable to BMSV	207	-

Comprehensive Income (Loss) attributable to BMSV	$29,548	$-

See accompanying notes to the consolidated financial statements

Business Marketing Services, Inc.
Consolidated Statement of Equity (Deficit)
For the Reporting Period ended December 31, 2013 and 2012

					Accumulated Other
					Comprehensive
					Income (Loss)	Total
					Foreign	BMSV
			Additional		Currency	Stockholders'	Non-	Total
	Common Stock		Paid-in	Accumulated	Translation	Equity	controlling	Equity
	Shares	Amount	Capital	Deficit	gain (loss)	(Deficit)	Interest	(Deficit)

Balance, December 31, 2011	19,500,000	1,950	60,605	(246,036)	(2,312)	(185,793)	9,273	(176,520)

Discharged debt from a related party			109,918			109,918		109,918

Comprehensive income
Net Income				45,355		45,355	4,685	50,040
Foreign currency translation gain (loss)					1,602	1,602	(115)	1,487

Total comprehensive income						46,957	4,570	51,527

Balance, December 31, 2012	19,500,000	1,950	170,523	(200,681)	(710)	(28,918)	13,843	(15,075)

Comprehensive income
Net Income				29,341		29,341	10,128	39,469
Foreign currency translation gain (loss)					207	207	139	346

Total comprehensive income						29,548	10,267	39,815

Disposal of discontinued operation					503	503	(24,110)	(23,607)

Balance, December 31, 2013	19,500,000	$1,950	$170,523	$(171,340)	$-	$1,133	$-	$1,133

See accompanying notes to the consolidated financial statements

Business Marketing Services, Inc.
Consolidated Statements of Cash Flows

	For the Year	For the Year
	Ended	Ended
	December 31, 2013	December 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income before non-controlling interest	$39,469	$50,040
Adjustments to reconcile net income before non-controlling interest to net cash provided by (used in) operating activities
Gain from disposal of discontinued operation, net of tax	(168)	-
Amortization expense	515	1,519
Changes in operating assets and liabilities:
Accounts receivable	-	3,864
Prepayments and other current assets	425	(163)
Accrued expenses	(55,385)	(8,495)
Accrued interest - related party	-	4,297
Accounts payable	-	49,009
Corporate income tax payable	-	(2,467)

Net cash provided by (used in) operating activities	(15,144)	97,604

CASH FLOWS FROM FINANCING ACTIVITIES
Cash paid in disposal of discontinued operation	(65,381)	-
Bank overdraft	61	-
Proceeds from (repayments to) notes payable - stockholder	-	(32,346)
Proceeds from (repayments to) notes payable - related party	-	1,958
Advances from (repayments to) stockholder	(32,779)	(3,748)

Net cash flows used in financing activities	(98,099)	(34,136)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	2,367	1,487

NET CHANGE IN CASH	(110,876)	64,955

CASH BALANCE AT BEGINNING OF REPORTING PERIOD	110,876	45,921

CASH BALANCE AT END OF REPORTING PERIOD	$-	$110,876

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Discharged promissory note and accrued interest from related party	$-	$109,918

See accompanying notes to the consolidated financial statements

Business Marketing Services, Inc.
December 31, 2013 and 2012
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

The milestone of “SL Free” completed by June 1, 2011” was achieved and the June 1, 2011 milestone call option to acquire certain shares from non-controlling interest was nullified.

The milestone of 2012 turnover minimum DKK five (5) million was not achieved, the Company didn’t exercise the call option and the option right was lapsed.

Sale of Majority-Owned Subsidiary to Former President, CEO and Stockholder

On July 1, 2013, the Company entered into a stock purchase agreement (the “Agreement”) with its former President, CEO and majority shareholder, Hans Pandeya (“Hans”) whereby BMSV sold 54,000 shares of Adcore’s common stock representing its 60% interest (the Company’s total interest) to Hans Pandeya for $16,517 net of advances from Hans (the “Purchase Price”).

The consolidated financial statements have been presented to give retroactive effect to this discontinuance.

Note 2 - Significant and Critical Accounting Policies and Practices

The Management of the Company is responsible for the selection and use of appropriate accounting policies and the appropriateness of accounting policies and their application.  Critical accounting policies and practices are those that are both most important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. The Company’s significant and critical accounting policies and practices are disclosed below as required by generally accepted accounting principles.

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Use of Estimates and Assumptions and Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date(s) of the financial statements and the reported amounts of revenues and expenses during the reporting period(s).

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements were:

(i)
Assumption as a going concern: Management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

(ii)
Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

(iii)
Revenue recognition: The Company assumes all of the revenue recognition criteria are met including reasonable assurance of collectability when recognizing revenue. The Company evaluates the key factors and assumptions used to determine the collectability of revenue being recognized.

These significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to these estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

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

Reclassification

Certain prior period amounts in the consolidated financial statements have been reclassified to conform to current period presentation. These reclassifications had no effect on reported earnings or (losses).

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, and accounts payable, approximate their fair values because of the short maturity of these instruments.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended December 31, 2013 or 2012.

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

There were no potentially dilutive common shares outstanding for the reporting period ended December 31, 2013 or 2012.

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

Note 3 – Going Concern

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the consolidated financial statements, the Company had an accumulated deficit at December 31, 2013 and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is attempting to further implement its business plan and generate sufficient revenue; however, the Company’s cash position may not be sufficient to support the Company’s daily operations.  While the Company believes in the viability of its strategy to further implement its business plan and generate sufficient revenue and in its ability to raise additional funds by way of a public or private offering, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Majken Hummel-Gumaelius	Director, President, Chief Executive Officer

Hans Pandeya	Majority stockholder

Receivable from the Sale of Adcore from Stockholder

On July 1, 2013, the Company entered into a stock purchase agreement (the “Agreement”) with its former President, CEO and majority shareholder, Hans Pandeya (“Hans”) whereby BMSV sold 54,000 shares of Adcore’s common stock representing its 60% interest (the Company’s total interest) to Hans Pandeya for $16,517 net of advances from Hans (the “Purchase Price”). The remaining balance of receivable from the sale of Adcore from stockholder was $14,502, which was partially received on March 6, 2014 and fully paid on April 15, 2014.

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

Note 6 – Income Tax Provision

United States Income Tax

BMSV is incorporated under the laws of the State of Delaware and is subjected to United States of America income tax laws.

Deferred Tax Assets

At December 31, 2013, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $171,340 that may be offset against future taxable income through 2033.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying consolidated financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $58,255 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by the full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization.  The valuation allowance decreased approximately $(13,242) and ($12,155) for the year ended December 31, 2013 and 2012, respectively.

Components of deferred tax assets are as follows:

	December 31, 2013	December 31, 2012

Net deferred tax assets – non-current:

Expected income tax benefit from NOL carry-forwards	$58,255	$71,497

Less valuation allowance	(58,255)	(71,497)

Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Consolidated Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012

Federal statutory income tax rate	34.0%	34.0%

Change in valuation allowance on net operating loss carry-forwards	(34.0)	(34.0)

Effective income tax rate	0.0%	0.0%

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

ITEM 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A (T). Controls and Procedures

Evaluation of Disclosure Control and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2011. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were ineffective as of December 31, 2013.

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

ITEM 11.   Executive Compensation

Compensation of Executive Officers

The Company recorded the software at its historical value on the books of Smartlaunch of $1,668 as a capital contribution to Adcore and the remainder of the related note payable’s value of $100,148 was recorded as compensation – officer as both Smartlaunch Systems and the Company are under common control of the President and majority stockholder of the Company. There was no cash compensation paid to any executive employees during  2013 and 2012.

Employment Agreements

The Company does not have any employment agreements with any employees.

Director Compensation

In 2013 and 2012, no director received any cash compensation for their board services.

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

ITEM 14.  Principal Accounting Fees and Services

The firm of Li & Company, PC an independent registered public accounting firm, has served as our auditors for the fiscal years ending December 31, 2013 and 2012.

Audit and Non-Audit Fees

The following table presents fees for professional audit services rendered by Li & Company, PC for the audit of our annual financial statements and fees billed for other services for the years ended December 31, 2013 and 2012.

Services	2013		2012

Fees for annual audit and quarterly reviews (*)		$19,000	$19,000
Review of SEC comments	$		$-
Tax and other matters		$-	$-
Total		$19,000	$19,000

The Company were billed by Li & Company, PC for the audit and review of the Company’s 2013 and 20112 financial statements.

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

Business Marketing Services, Inc.

Date: April 15, 2014	/s/ Majken Hummel-Gumaelis
Majken Hummel-Gumaelis
Chief Executive Officer and President

Date: April 15, 2014	/s/ Majken Hummel-Gumaelis
Majken Hummel-Gumaelis
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the date(s) indicated.

SIGNATURE	TITLE	DATE

/s/ Majken Hummel-Gumaelis	Director	April 15, 2014
Majken Hummel-Gumaelis