Form 10-Q
period 2014-03-31
Business Marketing Services Inc
filed 2014-05-23
CIK 1438138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of March 31, 2014, there were 19,500,000 shares of the registrant’s common stock outstanding.

Business Marketing Services, Inc.

March 31, 2014 and 2013

Business Marketing Services, Inc.
Consolidated Balance Sheets

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$126	$-
Receivable from former stockholder	1,727	14,502

Total Current Assets	1,853	14,502

TOTAL ASSETS	$1,853	$14,502

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Bank overdraft	-	61
Accounts payable	7,141	13,308

Total Current Liabilities	7,141	13,369

TOTAL LIABILITIES	7,141	13,369

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock par value $0.0001: 50,000,000 shares authorized;
none issued or outstanding	-	-
Common stock par value $0.0001: 200,000,000 shares authorized;
19,500,000 shares issued and outstanding	1,950	1,950
Additional paid-In capital	170,523	170,523
Accumulated deficit	(177,761)	(171,340)

Total Stockholders' Equity (Deficit)	(5,288)	1,133

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,853	$14,502

See accompanying notes to the consolidated financial statements

Business Marketing Services, Inc.
Consolidated Statements of Operations

	For the Three Months	For the Three Months
	Ended	Ended
	March 31, 2014	March 31, 2013
	(Unaudited)	(Unaudited)

Revenue	$-	$25,761

Operating Expenses:

Professional fees	6,399	5,670
General and administrative expenses	22	724

Total Operating Expenses	6,421	6,394

Income (loss) before income tax and non-controlling interest	(6,421)	19,367

Income tax provision	-	-

Income (loss) from continuing operations	(6,421)	19,367

Discountinued operations
Income from operation of discontinued operation, net of tax	-	8,251

Income from discontinued operations, net of tax	-	8,251

Net income (loss)
Net income (loss) before non-controlling interest	(6,421)	27,618
Net income (loss) attributable to non-controlling interest	-	3,300

Net income (loss) attributable to BMSV stockholders	$(6,421)	$24,318

Net Income (Loss) Per Common Share - basic and diluted	$(0.00)	$0.00

Weighted Average Common Shares Outstanding:
- basic and diluted	19,500,000	19,500,000

See accompanying notes to the consolidated financial statements

Business Marketing Services, Inc.
Consolidated Statement of Equity (Deficit)
For the Reporting Period ended March 31, 2014 and 2013
(Unaudited)

					Accumulated Other
					Comprehensive
			Additional		Income (Loss) Foreign Currency	Total BMSV		Total
	Common Stock		Paid-in	Accumulated	Translation	Stockholders'	Non-controlling	Equity
	Shares	Amount	Capital	Deficit	gain (loss)	Equity (Deficit)	Interest	(Deficit)

Balance, December 31, 2012	19,500,000	1,950	170,523	(200,681)	(710)	(28,918)	13,843	(15,075)

Comprehensive income
Net Income				29,341		29,341	10,128	39,469

Foreign currency translation gain (loss)					207	207	139	346

Total comprehensive income						29,548	10,267	39,815

Disposal of discontinued operation					503	503	(24,110)	(23,607)

Balance, December 31, 2013	19,500,000	1,950	170,523	(171,340)	-	1,133	-	1,133

Net Loss				(6,421)		(6,421)		(6,421)

Balance, March 31, 2014	19,500,000	$1,950	$170,523	$(177,761)	$-	$(5,288)	$-	$(5,288)

See accompanying notes to the consolidated financial statements

Business Marketing Services, Inc.
Consolidated Statements of Cash Flows

	For the Three Months	For the Three Months
	Ended	Ended
	March 31, 2014	March 31, 2013
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) before non-controlling interest	$(6,421)	$27,618
Adjustments to reconcile net income (loss) before non-controlling interest to net cash provided by (used in) operating activities
Amortization expense	-	384
Changes in operating assets and liabilities:
Prepayments and other current assets	-	(7,283)
Accrued expenses	(6,167)	-
Accounts payable	-	(6,823)

Net cash provided by (used in) operating activities	(12,588)	13,896

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	(61)	-
Proceeds from (repayments to) notes payable - stockholder	-	(24,051)
Advances from (repayments to) stockholder	12,775	-

Net cash flows provided by (used in) financing activities	12,714	(24,051)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	-	(705)

NET CHANGE IN CASH	126	(10,860)

CASH BALANCE AT BEGINNING OF REPORTING PERIOD	-	110,876

CASH BALANCE AT END OF REPORTING PERIOD	$126	$100,016

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

See accompanying notes to the consolidated financial statements

Business Marketing Services, Inc.
March 31, 2014 and 2013
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

Basis of Presentation - Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2013 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2014.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended March 31, 2014 or 2013.

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

There were no potentially dilutive common shares outstanding for the reporting period ended March 31, 2014 or 2013.

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

Recently Issued Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, Income Tax (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists. This ASU provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward, except as follows. To the extent a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this Update change the requirements for reporting discontinued operations in Subtopic 205-20.

Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.” The ASU states that a strategic shift could include a disposal of (i) a major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment, or (iv) other major parts of an entity. Although “major” is not defined, the standard provides examples of when a disposal qualifies as a discontinued operation.

The ASU also requires additional disclosures about discontinued operations that will provide more information about the assets, liabilities, income and expenses of discontinued operations. In addition, the ASU requires disclosure of the pre-tax profit or loss attributable to a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements.

The ASU is effective for public business entities for annual periods beginning on or after December 15, 2014, and interim periods within those years.

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

As reflected in the consolidated financial statements, the Company had an accumulated deficit at March 31, 2014 and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Results of Operations

Revenues

The Company generated no revenues for the three months ended March 31, 2014 as compared to $25,761 for the three months ended March 31, 2013. The decrease was attributable to divestment of the Company's shares in Adcore Aps.

Professional Fees

The Company incurred $6,399 in professional fees for the three months ended March 31, 2013, as compared to $5,670 for the three months ended March 31, 2013.

General and Administrative Expenses

The company incurred general and administrative expenses of $22 for the three months ended March 31, 2014 as compared to $724 for the three months ended March 31, 2013.

Liquidity and Capital Resources

As of March 31, 2014 we had $126 in cash. While we are reviewing our operations and business plan to determine the most effective way to produce revenues, our cash position cannot support our daily operations. Any shortfall is currently funded by our majority shareholder, Hans Pandeya. Management intends to raise additional funds by way of a public or private offering. Management believes that the recent change in our business plan will generate revenues and provide the opportunity for us to continue as a going concern. While we believe in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. Our ability to continue as a going concern is dependent upon our ability to further implement its business plan and generate revenues.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

The following table summarizes the Company’s Consolidated Statement of Cash Flows:

	Three Months Ended March 31,
	2014		2013
Net cash provided (used) by operating activities
Operating Activities	(12,588)		13,89	6
Investing Activities	-		-
Financing Activities	12,71	4	(27,051)

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

BUSINESS MARKETING SERVICES, INC.

Date: May 22, 2014	/s/ Majken Hummel-Gumaelis
Chief Executive Officer
(Principal Executive Officer)

Date: May 22, 2014	/s/ Majken Hummel-Gumaelis
Principal Financial and Accounting Officer