Form 10-Q
period 2014-06-30
Business Marketing Services Inc
filed 2014-08-19
CIK 1438138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of June 30, 2014, there were 19,500,000 shares of the registrant’s common stock outstanding.

Business Marketing Services, Inc.

June 30, 2014 and 2013

Business Marketing Services, Inc.

Consolidated Balance Sheets

	June 30, 2014	December 31, 2013
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$36	$-
Receivable from former stockholder	1,727	14,502

Total Current Assets	1,763	14,502

TOTAL ASSETS	$1,763	$14,502

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accrued expenses	$14,268	$13,308
Bank overdraft	-	61

Total Current Liabilities	14,268	13,369

TOTAL LIABILITIES	14,268	13,369

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock par value $0.0001: 50,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.0001: 200,000,000 shares authorized; 19,500,000 shares issued and outstanding	1,950	1,950
Additional paid-In capital	170,523	170,523
Accumulated deficit	(184,978)	(171,340)

Total Stockholders' Equity (Deficit)	(12,505)	1,133

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,763	$14,502

     See accompanying notes to the consolidated financial statements

Business Marketing Services, Inc.
Consolidated Statements of Operations

	For the Six Months	For the Three Months	For the Six Months	For the Three Months
	Ended	Ended	Ended	Ended
	June 30, 2014	June 30, 2014	June 30, 2013	June 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$51,273	$25,512

Operating Expenses:

Professional fees	13,526	7,127	25,128	19,458
General and administrative expenses	112	90	1,153	429

Total Operating Expenses	13,638	7,217	26,281	19,887

Income (loss) before income tax and non-controlling interest	(13,638)	(7,217)	24,992	5,625

Income tax provision	-	-	-	-

Income (loss) from continuing operations	(13,638)	(7,217)	24,992	5,625

Discountinued operations
Income from operation of discontinued operation, net of tax	-	-	25,320	17,069

Income from discontinued operations, net of tax	-	-	25,320	17,069

Net income (loss)
Net income (loss) before non-controlling interest	(13,638)	(7,217)	50,312	22,694
Net income (loss) attributable to non-controlling interest	-	-	10,128	6,828

Net income (loss) attributable to BMSV stockholders	$(13,638)	$(7,217)	$40,184	$15,866

Earnings Per Common Share - basic and diluted	$(0.00)	$(0.00)	$0.00	$0.00

Weighted Average Common Shares Outstanding:
- basic and diluted	19,500,000	19,500,000	19,500,000	19,500,000

 See accompanying notes to the consolidated financial statements

Business Marketing Services, Inc.
Consolidated Statement of Equity (Deficit)
For the Reporting Period ended June 30, 2014
(Unaudited)

					Accumulated Other
					Comprehensive
					Income (Loss)
	Common Stock		Additional Paid-in	Accumulated	Foreign Currency Translation	Total BMSV Stockholders' Equity	Non-controlling	Total Equity
	Shares	Amount	Capital	Deficit	gain (loss)	(Deficit)	Interest	(Deficit)

Balance, December 31, 2012	19,500,000	1,950	170,523	(200,681)	(710)	(28,918)	13,843	(15,075)

Comprehensive income
Net Income	-	-	-	29,341	-	29,341	10,128	39,469

Foreign currency translation gain (loss)	-	-	-	-	207	207	139	346

Total comprehensive income	-	-	-	-	-	29,548	10,267	39,815

Disposal of discontinued operation	-	-	-	-	503	503	(24,110)	(23,607)

Balance, December 31, 2013	19,500,000	1,950	170,523	(171,340)	-	1,133	-	1,133

Net Loss	-	-	-	(13,638)	-	(13,638)	-	(13,638)

Balance, June 30, 2014	19,500,000	$1,950	$170,523	$(184,978)	$-	$(12,505)	$-	$(12,505)

 See accompanying notes to the consolidated financial statements

Business Marketing Services, Inc.
Consolidated Statements of Cash Flows

	For the Six Months	For the Six Months
	Ended	Ended
	June 30, 2014	June 30, 2013
	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net income (loss) before non-controlling interest	$(13,638)	$50,312
Adjustments to reconcile net income (loss) before non-controlling interest to net cash used in operating activities
Amortization expense	-	515
Changes in operating assets and liabilities:
Prepayments and other current assets	-	(644)
Accrued expenses	960	-
Accounts payable	-	(61,324)

Net cash used in operating activities	(12,678)	(11,141)

Cash Flows from Investing Activities
Collection of receivable from former stockholder	12,775	-

Net cash flows provided by investing activities	12,775	-

Cash Flows from Financing Activities
Bank overdraft	(61)	-
Proceeds from (repayments to) notes payable - stockholder	-	(34,651)

Net cash flows used in financing activities	(61)	(34,651)

Effect of Foreign Exchange Rate Change on Cash	-	346

Net Change in Cash	36	(45,446)

Cash at Beginning of Reporting Period	-	110,876

Cash at Beginning of Reporting Period	$36	$65,430

Supplemental Disclosure of Cash Flows Information:
Interest paid	$-	$-
Income tax paid	$-	$-

See accompanying notes to the consolidated financial statements

Business Marketing Services, Inc.

June 30, 2014 and 2013

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended June 30, 2014 or 2013.

Earnings per Share

Earnings Per Share is the amount of earnings attributable to each share of common stock. For convenience, the term is used to refer to either earnings or loss per share. Earnings per share ("EPS") is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Pursuant to ASC Paragraphs 260-10-45-10 through 260-10-45-16 Basic EPS shall be computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Income available to common stockholders shall be computed by deducting both the dividends declared in the period on preferred stock (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned) from income from continuing operations (if that amount appears in the income statement) and also from net income. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

Pursuant to ASC Paragraphs 260-10-45-45-21 through 260-10-45-45-23 Diluted EPS shall be based on the most advantageous conversion rate or exercise price from the standpoint of the security holder. The dilutive effect of outstanding call options and warrants (and their equivalents) issued by the reporting entity shall be reflected in diluted EPS by application of the treasury stock method unless the provisions of paragraphs 260-10-45-35 through 45-36 and 260-10-55-8 through 55-11 require that another method be applied. Equivalents of options and warrants include non-vested stock granted to employees, stock purchase contracts, and partially paid stock subscriptions (see paragraph 260–10–55–23). Anti-dilutive contracts, such as purchased put options and purchased call options, shall be excluded from diluted EPS. Under the treasury stock method: a. Exercise of options and warrants shall be assumed at the beginning of the period (or at time of issuance, if later) and common shares shall be assumed to be issued. b. The proceeds from exercise shall be assumed to be used to purchase common stock at the average market price during the period. (See paragraphs 260-10-45-29 and 260-10-55-4 through 55-5.) c. The incremental shares (the difference between the number of shares assumed issued and the number of shares assumed purchased) shall be included in the denominator of the diluted EPS computation.

There were no potentially dilutive common shares outstanding for the reporting period ended June 30, 2014 or 2013.

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

In May 2014, the FASB issued the FASB Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”)

This guidance amends the existing FASB Accounting Standards Codification, creating a new Topic 606, Revenue from Contracts with Customer. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

To achieve that core principle, an entity should apply the following steps:

  Identify the contract(s) with the customer
  Identify the performance obligations in the contract
  Determine the transaction price
  Allocate the transaction price to the performance obligations in the contract
  Recognize revenue when (or as) the entity satisfies a performance obligations

The ASU also provides guidance on disclosures that should be provided to enable financial statement users to understand the nature, amount, timing, and uncertainty of revenue recognition and cash flows arising from contracts with customers.  Qualitative and quantitative information is required about the following:

  Contracts with customers – including revenue and impairments recognized, disaggregation of revenue, and information about contract balances and performance obligations (including the transaction price allocated to the remaining performance obligations)
  Significant judgments and changes in judgments – determining the timing of satisfaction of performance obligations (over time or at a point in time), and determining the transaction price and amounts allocated to performance obligations
  Assets recognized from the costs to obtain or fulfill a contract.

ASU 2014-09 is effective for periods beginning after December 15, 2016, including interim reporting periods within that reporting period for all public entities.  Early application is not permitted.

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.

The amendments in this Update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations.

Finally, the amendments remove paragraph 810-10-15-16. Paragraph 810-10-15-16 states that a development stage entity does not meet the condition in paragraph 810-10-15-14(a) to be a variable interest entity if (1) the entity can demonstrate that the equity invested in the legal entity is sufficient to permit it to finance the activities that it is currently engaged in and (2) the entity’s governing documents and contractual arrangements allow additional equity investments.

The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify U.S. GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage.

The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein.

Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.

In June 2014, the FASB issued the FASB Accounting Standards Update No. 2014-12 “Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”).

The amendments clarify the proper method of accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period.  The Update requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.

The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 – Going Concern

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the consolidated financial statements, the Company had an accumulated deficit at June 30, 2014, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

We believe we can create new revenue streams in the entertainment industry with methods that improve enforcement of copyright.

We intend to obtain licensing of digital content; and enter into partnerships to access state-of-the-art technology for storage and delivery of digital content to consumers. We intend to make strategic acquisitions to realize our plans.

We might alter our plans if we do not succeed in raising funds or if we do not succeed in obtaining licensing agreements.

Recent Developments and Changes to Business Plan

On January 7, 2013, Mrs Majken Hummel-Gumaelius was appointed as President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director of the Company. Mrs. Hummel-Gumaelius has not been appointed to any committees of the Board, as the Board does not presently have any committees.

Results of Operations

Revenues

The Company generated no revenues for the six months ended June 30, 2014 as compared to $51,273 for the six months ended June 30, 2013. For the three months ended June 30, 2014 the Company generated no revenues as compared to $25,512 for the three months ended June 30, 2013. The decrease was attributable to divestment of the Company's shares in Adcore Aps.

Professional Fees

The Company incurred $13,526 and $7,127 in professional fees for the six and three months ended June 30, 2014, as compared to $25,128 and 19,458 for the six and three months ended June 30, 2013.

General and Administrative Expenses

The company incurred general and administrative expenses of $112 and 90 for the six and three months ended June 30, 2013 as compared to $1,153 and 429 for the six and three months ended June 30, 2013.

Discontinued Operations

Discontinued operations generated no income for the six and three months ended June 30, 2014 as compared to $25,320 and 17,069 for the six and three months ended June 30, 2013.

Liquidity and Capital Resources

As of June 30, 2014 we had $36 in cash. While we are reviewing our operations and business plan to determine the most effective way to produce revenues, our cash position cannot support our daily operations. Any shortfall is currently funded by our majority shareholder, Hans Pandeya. Management intends to raise additional funds by way of a public or private offering. Management believes that our business plan will generate revenues and provide the opportunity for us to continue as a going concern. While we believe in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. Our ability to continue as a going concern is dependent upon our ability to further implement the business plan and generate revenues.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

The following table summarizes the Company’s Consolidated Statement of Cash Flows:

	Six Months Ended June 30,
	2014	2013
Net cash provided (used) by operating activities
Operating Activities	(12,678)	13,896
Investing Activities	-	-
Financing Activities	12,71 4	(34,651)

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

An investment in the Company’s common stock is speculative and involves a high degree of risk. You should carefully consider the risks described in the Company’s annual report Form 10-K filed on April 15, 2014 and other information in this report before purchasing any shares of the Company’s common stock. Such factors may have a significant impact on its business, operating results, liquidity and financial condition. As a result of the identified risk factors, actual results could differ materially from those projected in any forward-looking statements. Additional risks and uncertainties not presently known to the company, or that are currently considered to be immaterial, may also impact the Company’s business, operating results, liquidity and financial condition. If any such risks occur, the Company’s business, operating results, liquidity and financial condition could be materially affected in an adverse manner. In addition, the trading price of the Company’s stock, when and if a market develops for the Company’s stock, could decline.

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

BUSINESS MARKETING SERVICES, INC.

Date: August 19, 2014	/s/ Majken Hummel-Gumaelis
Chief Executive Officer
(Principal Executive Officer)

Date: August 19, 2014	/s/ Majken Hummel-Gumaelis
Principal Financial and Accounting Officer

